Form 10-Q
period 2022-06-30
Strawberry Fields REIT, Inc.
filed 2022-09-08
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission File Number: 000-56451

Strawberry Fields REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-2336054
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6101 Nimtz Parkway, South Bend, IN, 46628

(Address of principal executive offices)

(574) 807-0800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,044,230 shares of common stock, $0.0001 par value, issued and outstanding as of September 8, 2022.

STRAWBERRY FIELDS REIT INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net	$449,677	$462,728
Cash and cash equivalents	9,582	26,206
Restricted cash and equivalents	33,428	25,922
Straight-line rent receivable, net	23,104	23,262
Right of use lease asset	1,917	2,064
Goodwill, other intangible assets and lease rights	13,146	14,660
Deferred financing expenses	6,091	4,826
Notes receivable, net	17,444	9,831
Other assets	294	465
Total Assets	$554,683	$569,964

Liabilities
Accounts payable and accrued liabilities	$13,501	$20,654
Bonds, net	87,441	192,549
Senior debt	387,833	309,251
Operating lease liability	1,917	2,064
Other liabilities	9,685	10,396
Total Liabilities	$500,377	$534,914
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,044,230 and 5,849,746 shares issued and outstanding	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	$4,327	$4,327
Accumulated other comprehensive income	197	(2,455)
Retained earnings	395	393
Total Stockholders’ and Predecessor Equity	$4,919	$2,265
Noncontrolling interest	$49,387	$32,785
Total Equity	$54,306	$35,050
Total Liabilities and Equity	$554,683	$569,964

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
		Predecessor		Predecessor
Revenues
Rental revenues	$44,737	$40,503	$21,778	$19,351

Expenses:
Depreciation	$13,051	$11,786	$6,524	$5,865
Amortization	1,514	1,514	757	757
General and administrative expenses	3,421	2,287	832	740
Property taxes	5,620	4,542	2,677	1,992
Facility rent expenses	259	248	128	123
Provision (credit) for doubtful accounts	663	93	413	(250)
Total expenses	$24,528	$20,470	$11,331	$9,227
Income from operations	20,209	20,033	10,447	10,124

Interest expense, net	$(9,039)	$(10,006)	(4,550)	$(5,147)
Amortization of deferred financing costs	(187)	(151)	(129)	(75)
Mortgage insurance premium	(861)	(828)	(430)	(447)
Total interest expense	$(10,087)	$(10,985)	$(5,109)	$(5,669)
Other (loss) income:
Gain (loss) from sale of real estate investments	-	3,842	-	(88)
Foreign currency transaction loss	(10,100)	(6,844)	-	-
Total other loss	(10,100)	(3,002)	-	(88)
Net income	$22	$6,046	$5,338	$4,367
Less:
Net income attributable to predecessor	-	(4,943)	-	(3,264)
Net income attributable to noncontrolling interest	(20)	(978)	(4,751)	(978)
Net income attributable to common stockholders	2	125	587	125
Other comprehensive income:
Gain (loss) due to foreign currency translation	14,010	2,120	9,036	(2,834)
Reclassification of foreign currency transaction losses	10,100	6,844	-	-
Comprehensive (income) loss attributable to predecessor	-	(9,681)		2,117
Comprehensive (income) loss attributable to noncontrolling interest	(21,458)	636	(8,042)	636
Comprehensive income	$2,654	$44	$1,581	$44
Net income attributable to common stockholders	$2	$125	587	125
Basic and diluted income per common share	$-	$.02	$.10	$.02
Weighted average number of common shares outstanding	5,864,789	5,844,166	5,879,667	5,844,166

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Retained Earnings / (Accumulated Deficit)	Non-controlling interest	Total
Balance, December 31, 2020 (Predecessor)	-	$63,936	$(23,775)	$(26,741)	$-	$13,420
Net change in foreign currency translation (unaudited)	-	-	11,798	-	-	11,798
Preferred dividends (unaudited)	-	(527)	-	-	-	(527)
Net income (unaudited)	-	-	-	1,679	-	1,679
Balance March 31, 2021	-	63,409	(11,977)	(25,062)	-	26,370
Net change in foreign currency translation (unaudited)	-	-	(2,117)	-	-	(2,117)
Preferred dividends (unaudited)	-	(533)	-	-	-	(533)
Members’ distributions	-	(5,000)	-	-	-	(5,000)
Net income (unaudited)	-	-	-	3,264	-	3,264
Balance June 7, 2021	-	57,876	(14,094)	(21,798)	-	21,984
Formation transactions	5,844,166	(53,799)	12,501	21,798	19,500	-
Net change in foreign currency translation (unaudited)	-	-	(81)	-	(636)	(717)
Net Income (unaudited)	-	-	-	125	978	1,103
Balance, June 30, 2021 (unaudited)	5,844,166	$4,077	$(1,674)	$125	$19,842	$22,370

Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Net change in foreign currency translation (unaudited)	-	-	1,658	-	13,416	15,074
Net loss (unaudited)	-	-	-	(585)	(4,731)	(5,316)
Balance, March 31, 2022 (unaudited)	5,849,746	4,327	(797)	(192)	41,470	44,808
Issuance of common shares in exchange for OP units	194,484	-	-	-	-	-
Noncontrolling interest distributions	-	-	-	-	(4,876)	(4,876)
Net change in foreign currency translation (unaudited)	-	-	994	-	8,042	9,036
Net income (unaudited)	-	-	-	587	4,751	5,338
Balance, June 30, 2022 (unaudited)	6,044,230	$4,327	$197	$395	$49,387	$54,306

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Six Months Ended June 30,
	2022	2021
		(Predecessor)
Cash flows from operating activities:
Net income	$22	$6,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,565	13,300
Gain from sale of Real Estate Investments	-	(3,842)
Amortization of bond issuance costs	330	526
Amortization of deferred financing costs	187	151
Increase in other assets	171	64
Amortization of right of use asset	147	141
Foreign currency transaction loss	10,100	6,844
Foreign currency translation adjustments	340	1,516
Decrease (increase) in straight-line rent receivables	158	(702)
Decrease in accounts payable and accrued liabilities and other liabilities	(7,864)	802
Repayment of operating lease liability	(147)	(141)
Net cash provided by operating activities	$18,009	$24,705

Cash flow from investing activities:
Proceeds from the sale of Real estate investments	$-	$129
Increase in notes receivable	(8,000)	-
Principal payments of notes receivable	387	284
Net cash (used in) provided by investing activities	$(7,613)	$413

Cash flows from financing activities:
Proceeds from senior debt, net of discount	$103,548	$-
Repayment of bonds	(91,768)	(12,627)
Proceeds from the sale of bonds	-	1,700
Repayment of senior debt	(26,418)	(5,000)
Noncontrolling interest distributions	(4,876)	-
Payment of Preferred dividends	-	(983)
Net cash used in financing activities	$(19,514)	$(16,910)
(Decrease) increase in cash and cash equivalents and restricted cash and equivalents	$(9,118)	$8,208
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	52,128	42,059
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$43,010	$50,267

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$9,970	$9,630
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$24,110	$2,120
Accrued preferred unit dividends included in other liabilities	$-	$533
Note receivable in connection with real estate investment sale	$-	$9,027
Buyer assumption of senior debt in connection with real estate investment sale	$-	$16,945
Accrued members’ distributions	$-	$5,000

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021, following the completion of the formation transactions described below. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership.

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one for one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. Following the completion of the formation transactions, the Company became the owner of approximately 11.3% of the outstanding OP units. The formation transactions were accounted for at historical cost.

As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the business affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners. The Company may issue cause the Operating Partnership to issue additional OP units in connection with property acquisitions, compensation or otherwise.

As of June 30, 2022, the Company owned 78 properties and leased one property that it in turn subleased to a tenant.

Predecessor Company

The Predecessor Company, Strawberry Fields, REIT LLC, was an Indiana limited liability company organized on August 4, 2014.

The Predecessor Company primarily invested in real estate serving the healthcare industry in the United States. The Predecessor Company through its subsidiaries owned skilled nursing facilities, assisted nursing facilities, long-term acute care hospitals, and other healthcare related properties in the States of Illinois, Indiana, Michigan, Texas, Ohio, Tennessee, Kentucky, Oklahoma, and Arkansas. Prior to the formation transactions, the Predecessor Company owned 72 properties and leased one property that was subleased by the Predecessor Company to a tenant.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Interim Consolidated Financial Statements

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2022, and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022.

Variable Interest Entity

The Company consolidates the Operating Partnership, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s consolidated balance sheets represents OP units not held by the Company and represents approximately 89% of the outstanding OP Units issued by the Operating Partnership as of June 30, 2022 and December 31, 2021. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the period.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following are summaries of the Predecessor Company’s Consolidated Statement of Income for the periods from January 1, 2021, through June 7, 2021, and April 1, 2021 through June 7, 2021 and the Company’s Statement of Income for the period from June 8, 2021, to June 30, 2021. These amounts are included in the accompanying Consolidated Statements of Income herein for the six and three month periods ended June 30, 2021.

Interim Consolidated Financial Statements

(Amounts in $000’s)

	Predecessor	SF REIT, INC.
	January 1, 2021 through June 7, 2021	June 8, 2021 through June 30, 2021	TOTAL
Revenues
Rental revenues	$35,440	$5,063	$40,503

Expenses:
Depreciation	$10,303	$1,483	$11,786
Amortization	1,323	191	1,514
General and administrative expenses	1,928	359	2,287
Property taxes	4,039	503	4,542
Facility rent expenses	217	31	248
Provision for doubtful accounts	93	-	93
Total expenses	$17,903	$2,567	$20,470
Income from operations	17,537	2,496	20,033

Interest expense, net	$(8,769)	$(1,237)	$(10,006)
Amortization of deferred financing costs	(132)	(19)	(151)
Mortgage insurance premium	(691)	(137)	(828)
Total interest expense	$(9,592)	$(1,393)	$(10,985)
Other income (loss)
Gain from sale of real estate investments	3,842	-	3,842
Foreign currency transaction loss	(6,844)	-	(6,844)
Net income	$4,943	$1,103	$6,046
Less net income attributable to non-controlling interest	$-	(978)	(978)
Net Income attributable to Predecessor Company	-	-	(4,943)
Net income attributable to common stockholders	$-	$125	125

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Interim Consolidated Financial Statements (Cont.)

	Predecessor	SF REIT, INC.
	April 1, 2021 through June 7, 2021	June 8, 2021 through June 30, 2021	TOTAL
Revenues
Rental revenues	$14,288	$5,063	$19,351

Expenses:
Depreciation	$4,382	$1,483	$5,865
Amortization	566	191	757
General and administrative expenses	381	359	740
Property taxes	1,489	503	1,992
Facility rent expenses	92	31	123
Provision for doubtful accounts	(250)	-	(250)
Total expenses	$6,660	$2,567	$9,227
Income from operations	7,628	2,496	10,124

Interest expense, net	$(3,910)	$(1,237)	$(5,147)
Amortization of deferred financing costs	(56)	(19)	(75)
Mortgage insurance premium	(310)	(137)	(447)
Total interest expense	$(4,276)	$(1,393)	$(5,669)
Other Loss-
Loss from sale of real estate investments	(88)	-	(88)
Net income	$3,264	$1,103	$4,367
Less net income attributable to non-controlling interest	$-	(978)	(978)
Net Income attributable to Predecessor Company	-	-	(3,264)
Net income attributable to common stockholders	$-	$125	125

NOTE 2. Summary of Significant Accounting Policies

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of the consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from management’s estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Predecessor Company, the Operating Partnership and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (cont.)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased.

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On June 30, 2022 and December 31, 2021, the Company had $22,868,000 and $36,359,000, respectively, on deposit in excess of federally insured limits.

Restricted Cash and Cash Equivalents

Restricted cash primarily consists of amounts held by mortgage lenders to provide for real estate tax expenditures, tenant improvements, capital expenditures and security deposits, as well as escrow accounts related to principal and interest payments on Bonds

Real Estate Depreciation

Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Building and improvements	7-53 years
Equipment and personal property	1-14 years

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (cont.)

Real Estate Valuation

The Company makes estimates as part of its allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, current appraisals or other third-party valuations are used. The most significant components of these allocations are typically the allocation of fair value to land and buildings and, for certain of its acquisitions, in place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in place leases, the Company makes best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that the Company will recognize over the remaining lease term for the acquired in place leases.

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

Revenue Recognition

Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of the Company’s leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 1.0% and 3.0%;

(ii)	a calculation based on the Consumer Price Index; or

(iii)	specific dollar increases.

Contingent revenue is not recognized until all possible contingencies have been eliminated. The Company considers the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. The Company follows a policy related to rental income whereby a lease is considered to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our accompanying consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. The Company assesses the collectability of straight-line rent in accordance with the applicable accounting standards and our reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, we may provide a reserve against the recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Revenue Recognition (Cont.)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market leases are accreted to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

The Company reports revenues and expenses within our triple-net leased properties for real estate taxes that are escrowed and obligations of the tenants in accordance with their respective lease with us.

Gain from sale of real estate investments is recognized when control of the property is transferred and it is probable that substantially all consideration will be collected.

Allowance for Doubtful Accounts

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

The Company maintains an allowance for doubtful accounts for straight-line rent receivables resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight-line rent receivables, the Company’s assessment is based on amounts estimated to be recoverable over the lease term.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than their fair value.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its’ carrying value. Potential impairment indicators include a significant decline in real estate values, significant restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the Company’s market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its’ carrying value, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the impairment amount, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, notes receivable and operating leases on owned properties. The Company’s financial instruments, notes receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. Cash and cash equivalents, restricted cash and equivalents are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk.

With respect to notes receivable, the Company obtains various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of our portfolio.

At June 30, 2022 , the Company held three notes receivable for $17.4 million. As of December 31, 2021 the Company held two notes receivable for a total amount of $9.8 million. All of these notes are paid monthly and are current.

Market Concentration Risk

As of June 30, 2022 and December 31, 2021, the Company owned 78 properties and leases 1 property in 9 states, with 21 properties or 26.6% of its total properties located in Illinois (which include 4,327 skilled nursing beds or 41.50% of the Company’s total beds) and 15 properties or 19.0% of its total properties in Indiana (which include 1,388 skilled nursing beds or 13.3% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, Centers for Medicare and Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

Debt and Capital Raising Issuance Costs

Costs incurred in connection with the issuance of equity interests are recorded as a reduction of additional paid-in capital. Debt issuance costs related to debt instruments, excluding line of credit arrangements, are deferred, recorded as a reduction of the related debt liability, and amortized to interest expense over the remaining term of the related debt liability utilizing the interest method. Deferred financing costs related to line of credit arrangements are deferred, recorded as an asset and amortized to interest expense over the remaining term of the related line of credit arrangement utilizing the interest method.

Penalties incurred to extinguish debt and any remaining unamortized debt issuance costs, discounts and premiums are recognized as income or expense in the consolidated statements of income at the time of extinguishment.

Segment Reporting

Accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company’s investment decisions in health care properties, and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, the Company has concluded that it operates as a single segment.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At June 30, 2022, there were 47,212,167 OP units outstanding which were potentially dilutive securities. During the periods ended June 30, 2022 and 2021 the assumed conversion of the OP units had no impact on basic income per share.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income, a component of equity on the consolidated balance sheets.

Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses, if any, are included in other (loss) income, in the consolidated statements of income.

Fair Value Measurement

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

● Level 1—quoted prices for identical instruments in active markets;

● Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

● Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1. In instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow valuation models.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The Company recognizes share-based payments over the vesting period.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.

Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including leases and notes receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. On October 16, 2019 the FASB approved ASU 2019-10 which extends the effective date of ASU 2016-13 to January 1, 2023, for smaller reporting companies. Adoption of ASU 2016-13 on January 1, 2023, is not expected to be material to the Company’s consolidated financial position and results of operations.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	June 30,	December 31,
	2022	2021
	(amounts in $000’s)
Escrow with trustee	$12,038	$1,255
MIP escrow accounts	1,289	886
Other escrow and debt deposits	244	832
Property tax and insurance escrow	3,635	3,511
Interest reserve bonds escrow	2,734	6,161
HUD replacement reserves	13,488	13,277
Total restricted cash and equivalents	$33,428	$25,922

Escrow with trustee - The Company transfers funds to the trustee for its Series A Bonds to cover principal and interest payments prior to the payment date.

MIP escrow accounts - The Company is required to make monthly escrow deposits for mortgage insurance premiums on the HUD guaranteed mortgage loans.

Other escrow and debt deposits – The Company funds various escrow accounts under certain of its loan agreements, primarily to cover debt service on underlying loans.

Property tax and insurance escrow - The Company funds escrows for real estate taxes and insurance under certain of its loan agreements.

Interest reserve bonds escrow - The indentures for the Series A Bonds and Series C Bonds require the funding of a six-month interest reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2022	2021
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-53	$494,015	$494,015
Equipment and personal property	1-14	78,011	78,011
Land	-	60,010	60,010
		632,036	632,036
Less: accumulated depreciation		(182,359)	(169,308)
Real estate investments, net		$449,677	$462,728

For the six-month periods ended June 30, 2022 and 2021, total depreciation expense was $13 million and $11.8 million, respectively. For the three-month periods ended June 30, 2022 and 2021, total depreciation expense was $6.5 million and $5.9 million, respectively.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2020
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(38,212)	(38,212)
Net carrying amount	1,323	16,365	17,688
Amortization	-	(1,514)	(1,514)
Balances, June 30, 2021
Gross	1,323	54,577	55,900
Accumulated amortization	-	(39,726)	(39,726)
Net carrying amount	$1,323	$14,851	$16,174

Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	1,323	13,337	14,660
Amortization	-	(1,514)	(1,514)
Balances, June 30, 2022
Gross	1,323	54,577	55,900
Accumulated amortization	-	(42,754)	(42,754)
Net carrying amount	$1,323	$11,823	$13,146

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2022 (six months)	$1,514
2023	3,028
2024	3,028
2025	3,028
2026	675
Thereafter	550
Total	$11,823

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of June 30, 2022 and December 31, 2021, the Company had leased 79 properties to tenant/operators in the States of Illinois, Indiana, Michigan, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of June 30, 2022 and December 31, 2021, except for two formerly long-term acute care hospitals (“LTACH”) facilities, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the for the periods indicated:

	June 30,	December 31,
	2022	2021
Cumulative number of properties	79	79
Cumulative number of operational beds	10,426	10,426

The following table provides additional information regarding the properties/facilities leased by the Company as of June 30, 2022:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,327	21	-	21
Indiana	1,388	14	1	15
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,045	9	-	9
Arkansas	1,572	13	-	13
Oklahoma (*)	137	1	-	1
Texas (*)	563	3	-	3
Total properties	10,426	78	1	79

Facility Type
Skilled Nursing Facilities	10,174	71	1	72
Long-Term Acute Care Hospitals	153	4	-	4
Assisted Living Facility	99	3	-	3
Total facilities	10,426	78	1	79

(*)	Each property is comprised of a skilled nursing facility and long-term acute care hospital.

As of June 30, 2022, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2022 (six-month period)	$40,289
2023	80,987
2024	82,395
2025	72,171
2026	52,976
Thereafter	160,193
Total	$489,011

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	June 30,	December 31,
	2022	2021
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

Future minimum operating lease payments under non-cancellable leases as of June 30, 2022, reconciled to the Company’s operating lease liability presented on the consolidated balance sheets:

(Amounts in $000s)
2022 (six-month period)	$187
2023	375
2024	375
2025	375
2026	375
Thereafter	468
Total	$2,155
Less Interest	(238)
Total operating lease liability	$1,917

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from related parties. Rental expense under the leases for the six-month periods ended June 30, 2022 and 2021, was $97,000 and $99,000, respectively. Rental expense under the leases for the three-month periods ended June 30, 2022 and 2021, was $46,000 and $49,500, respectively.

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at June 30,	June 30,	December 31,
	2022	2022	2021
		(Amounts in $000s)
HUD guaranteed bank loans	3.23%	$279,481	$283,108
Bank loans	5.20%	106,998	24,789
Series A, Series B and Series C Bonds	6.12%	89,934	194,926
Loans from others	5.48%	1,354	$1,354
Gross Notes Payable and other Debt		$477,767	$504,177
Debt issuance costs		(2,493)	(2,377)
Net Notes Payable and other Debt		$475,274	$501,800

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,
2022 (six-month period)	$16,170
2023	28,296
2024	25,870
2025	15,589
2026	57,617
Thereafter	334,225
$477,767

Debt Covenant Compliance

As of June 30, 2022 and December 31, 2021, the Company was party to approximately 41 and 42 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of June 30, 2022, the Company was in compliance with all financial and administrative covenants.

Closing mortgage loan facility/repayment of Series B Bonds

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the June 30, 2022 the rate was 5.2%). As of June 30, 2022, total outstanding was $103.84 million. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of June 30, 2022 the Company is in compliance with the loan covenants.

Senior Debt—Mortgage Loans Guaranteed by HUD

As of June 30, 2022 and December 31, 2021, the Company had HUD guaranteed mortgage loans from financial institutions of $279 million and $283 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of June 30, 2022 and December 31, 2021 was 3.88% (including the mortgage insurance premium).

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds

In November 2015, Strawberry Fields REIT, LTD, a wholly owned subsidiary of the Company (“BVI Company”) issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). During September 2016, the BVI Company issued at a premium of 103.6% additional Series A Bonds in the face amount of NIS 70.0 million ($18.6 million) and received a net amount after issuance costs of NIS 70.8 million ($18.8 million). During May 2017, the BVI Company issued at a premium of 105.9% additional Series A Bonds in the face amount of NIS 39.0 million ($10.7 million) and received a net amount after issuance costs of NIS 40.9 million ($11.3 million). The Series A Bonds had an original interest rate of 6.4% per annum. The effective weighted interest rate on the debentures, including those issued in the additional offering, is 7.4%.

The rate was increased to 6.65% in March 2017 due to the downgrade of the rating of the Series A Bonds by Standard & Poor’s from A to A-. The rate was further increased to 6.90% in August 2019 due to the downgrade of the rating of the BVI Company by Standard & Poor’s from ilA to ilA- and as a result the Series A Bond rating declined from ilA- to ilBBB+. On August 25, 2020, Standard & Poor’s upgraded the rating on Bond A from ilBBB+ to ilA-, however, interest rate was not decreased based on the terms of the debenture. On July 4, 2022, Standard & Poor’s upgraded the rating on Bond A from ilA- to ilA, and interest rate was decreased from 6.9% to 6.4%.

The principal amount of the Series A Bonds is payable in eight annual installments due on July 1 of each of the years 2017 through 2024. The first four principal payments were equal to 15% of the original principal amount of the Series A Bonds, and each of the last four principal payments are equal to 10% of original principal amount of the Series A Bonds.

The Series A Bonds are not secured except for an interest reserve. The indenture for the Series A Bonds requires the BVI Company to maintain an interest reserve with the trustee equal to the next interest payment on the Series A Bonds. In addition, the BVI Company committed not to further encumber its assets under a general lien without obtaining the approval of the holders of the Series A Bonds, provided that the BVI Company may grant specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register general and specific liens on their assets.

The financial covenants of the BVI Company are measured based on its financial statements prepared in accordance with IFRS accounting principles. The annual rate of interest on the Series A Bonds will increase by 0.5%, but only once with respect to each breach of any such covenant, if: (i) the shareholders’ equity of the BVI Company (excluding minority interests) is less than $110 million, (ii) the ratio of adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 12 or (iii) the ratio of equity to total assets is less than 27%. Compliance with these financial covenants is measured annually and quarterly based on the BVI Company’s annual financial statements and quarterly financial statements. As of June 30, 2022, the BVI Company was in compliance with the above covenants.

Additionally, the annual rate of interest on the Series A Bonds will increase by 0.25% if there is a decrease in the rating of the Series A Bonds, up to a maximum increase of 1.25% per year. In the event of the increase in the rate of interest on the Series A Bonds for the above reasons, the rate will be decreased if the underlying cause of the interests is eliminated, provided that the rate of interest will not be less than 6.4%.

The BVI Company committed not to pledge its assets under general liens without obtaining the consent in advance of the debenture holders. Nevertheless, the BVI Company is entitled to register specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register liens, including general and specific, on their assets.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series A Bonds (cont.)

Bond Repurchases

On March 19, 2020, the Board of Directors of the BVI Company approved a $5 million new buyback program to Series A and Series B Bonds. The Program was approved for a year and on March 21, 2021, the Program was extended for another year to expire on March 20, 2022. On March 28, 2022, the Board of Directors of the BVI Company approved a $10 million buyback program (the “Program”) to Series A and Series C Bonds. The Program was approved for a year and will expire on March 28, 2023. The BVI Company did not repurchase any bonds during the six-month periods ended June 30, 2022 and 2021.

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing.

Interest

The Series C Bonds initially bore interest at a rate of 5.7% per annum. In July 2021, Standard & Poor’s provided an initial rating for the Series C Bonds of ilA+.

Interest on the Series C Bonds is payable semi-annually in arrears. The first interest payment was paid on January 31, 2022. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds is payable in five annual instalments due on July 31 of each of the years 2022 through 2026. The first four principal payments are equal to 6% of the original principal amount of the Series C Bonds, and the last principal payments is equal to the outstanding principal amount of the Series C Bonds.

Financial Covenants

Until the date of full repayment of the Series C Bonds, the BVI Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the BVI Company as prepared under the IFRS accounting method. The financial covenant are as follows:

● The stockholders’ equity of the BVI Company may not be less than $230 million.

● The ratio of the consolidated stockholders’ equity of the BVI Company to its total consolidated balance sheet may not be less than 25%.

● The ratio of the adjusted net financial debt to adjusted EBITDA of the BVI Company (for the past four quarters) may not exceed 12.

● The ratio of the outstanding amount of the Series C Bonds to the fair market value of the collateral may not exceed 75%.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Dividend Restrictions

The indenture for the Series C Bonds limits the amount of dividends that may be paid by the BVI Company to its stockholders. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

● The distribution amount may not exceed 80% of the net profit after tax that is recognized in the most recent consolidated financial statements of the BVI Company, less profits or losses arising from a change in accounting methods, net revaluation profits/losses (that have not yet been realized) arising from a change in the fair value of the assets with respect to the fair value in prior reporting period.

● The ratio of the consolidated stockholders’ equity of the BVI Company to its total consolidated balance sheet may not be less than 30%.

● The distributable profits for which no distribution was performed in a specific year will be added to the following quarters.

● The BVI Company’s equity at the end of the last quarter, before the distribution of dividends, less the dividends distributed, may not be less than $250 million.

● The BVI Company meets the financial conditions described above, and the Company is not in violation of all and/or any of its material undertakings to the holders of the Series C Bonds.

Increase in Interest Rate

In the event that:

(i) the stockholders’ equity of BVI Company (excluding minority interests) is less than $250 million;

(ii) the ratio of the adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 11;

(iii) the ratio of the consolidated equity of the BVI Company to total consolidated assets of the BVI Company is below 27%; or

(iv) the ratio of outstanding amount of the Series C Bonds to the fair market value of the collateral for the Series B Bonds exceeds 75%,

then, in each case, the interest on the Series C Bonds will increase by an additional 0.5% annually, but only once with respect to each failure to meet these requirements. Compliance with these financial covenants is measured quarterly.

Additionally, if a decline in the rating of the Series C Bonds should take place, then for each single ratings decrease, the interest will be increased by 0.25% per year, up to a maximum increment of 1.25% annually.

In any case, the total increase in the interest rate as a result of the above adjustments will not exceed 1.5% per year. The increases in the interest rate will also be reversed if the BVI Company regains compliance.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Security

The Series C Bonds are secured by first mortgage liens on eight properties. In addition, the Series C Bonds are also secured by interest and expenses reserves. The BVI Company has agreed not to pledge its assets pursuant to a general lien without obtaining the prior consent of the holders of the Series C Bonds, provided that the BVI Company is entitled to register specific liens on its properties and also to provide guarantees and its subsidiaries are entitled to register general and specific liens on their assets.

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed to a maximum of NIS630 million (or $180 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series B Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment performed by September 30, 2022, 2.5% from October 1, 2022 to September 30, 2023, and 3.0% thereafter.

Change of Control

The holders of a majority of the Series C Bonds may accelerate the outstanding balance of the Bonds if the control of the BVI Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series C Bonds.

For purposes of the Series C Bonds, the “controlling stockholders” of the BVI Company are deemed to be Moishe Gubin and Michael Blisko.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Change of Control (Cont.)

For the purpose of this provision, a transfer of control means a change of control of the BVI Company such that the BVI Company has a controlling stockholder that is not any of the “controlling stockholders” and/or is in the hands of any of their immediate family members (including through trusts that the controlling stockholders and/or any of their immediate family members are the beneficiaries under and/or are their managers). In this regard, “control” is defined in the Israeli Companies Law.

Other Debt

As of June 30, 2022 and December 31, 2021, the Company had $1.4 in outstanding amounts due under notes due to sellers of properties.

NOTE 8. Commitments and Contingencies

Commitments

The Company guarantees from time-to-time obligations of its wholly owned subsidiaries.

Contingencies

The Company’s operating results and financial condition are dependent on the ability of its tenants to meet their lease obligations to us.

Although the amount of rent that the Company receives from its tenants is not dependent on the tenants’ operating results, the tenants’ ability to fulfill their lease obligations, including the payment of rent, could be adversely affected if our tenants encountered significant financial difficulties due to a pandemic. To date, the Company does not believe that the recent coronavirus outbreak has had a material adverse impact on its tenants.

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Predecessor Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase additional 5 properties located in Massachusetts. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. The parties are currently engaged in discovery.

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants have not responded to the complaint.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Commitments and Contingencies (Cont.)

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants alleged failure to perform certain post-closing obligations under the purchase contracts. We have potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. We and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfill their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. We believe this matter will be resolved without a material adverse effect to the Company.

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners/borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the receiver for these five properties sold them at auction for the total amount of $7.5 million. The Predecessor Company expects to receive in excess of $7 million from the foreclosure sale and plans to pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares have been authorized to be granted under the Plan. As of June 30, 2022, 225,100 shares were available for grant. No shares were issued during the six-month period ended June 30, 2022. The Company issued 19,320 shares under the equity incentive plan during the three and six months ended June 30, 2021. The Company recognized approximately $190,000 of expense in connection with the stock issuance.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. Stockholders’ Equity and Distributions

The Company intends to elect and qualify to be treated as a REIT commencing with the taxable year ending December 31, 2022. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income, including net capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions that it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.

As of June 30, 2022, there were a total of 6,044,230 shares of common stock issued in connection with our formation transactions and shares granted to employees and employees of affiliated entities under the equity incentive plan. The outstanding shares were held by a total of 420 stockholders of record, including certain affiliates of the Company who held 1,056,507 of these shares.

At June 30, 2022 there were 47,212,167 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders interest.

In addition, the Company has reserved a total of (a) 250,000 shares of common stock of which 225,100 are available for grant at June 30, 2022 for future issuance under the equity incentive plan, and (b) 47,212,167 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of June 30, 2022.

Prior to the formation transactions, the Predecessor Company’s outstanding equity consisted of 10,570 common units and 475 preferred units. Each preferred unit provided its holders with the rights to receive $4,500 annually in preferred dividends. The preferred units were converted to common OP units in connection with the formation transactions.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Ted Lerman	Director of the Predecessor Company and a stockholder of the Company
Nahman Eingal	Chief Financial Officer and a stockholder of the Company
Operating entities	See list below
Steven Blisko *	Owner of certain tenants and a brother of Michael Blisko

As of July 1, 2022, the leases with tenants owned by Steven Blisko had been cancelled.

Lease Agreements with Related Parties

As of June 30, 2022 and December 31, 2021, each of the Company’s facilities except for two were leased and operated by separate tenants. Each tenant is a special purpose entity that, directly or indirectly, leases the facility from one of the Company’s subsidiaries and it is operated as a healthcare facility. The Company had 47 tenants out of 79 who were related parties as of June 30, 2022 and December 31, 2021. Most of the lease agreements are triple net leases.

On April 4, 2022, an affiliated tenant in Illinois notified the Company of its intent to default with respect to two master lease agreements. Each lease includes three nursing home facilities with a combined rent of $225,000 per month, or $2.7 million annually. Default occurred on June 30, 2022, and the Company recognized a loss of $1,075,000 in the second quarter due to the write-offs of straight-line rent receivables. On July 1, 2022, the Company entered into new lease agreements with an unaffiliated third-party operator to lease these properties. The new leases have terms of 10 years each and provide for combined average base rent of $180,000 per month, or $2.3 million per year, on average, over the life of the leases.

In April 2021, tenants for 13 of our properties located in Arkansas agreed to assign their leases to a group of unaffiliated third parties. The prior tenants were related parties of the Company. The facilities located on these properties consist of 12 SNFs and 2 ALFs, with one property housing both a SNF and an ALF. There were no changes to the terms of the existing leases. The assignment of the leases was subject to the approval of the State of Arkansas, which was received in December 2021. In connection with the lease assignments, the Company granted the new tenants an option to purchase the properties for an aggregate price of $90 million. These properties are subject to claims by the prior owners of the properties. These claims did not impact the assignment of the leases, but they may interfere with the exercise of the purchase option.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties:

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor/ Company Subsidiary	Tenant/Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	39.10%	40.14%	20.20%	$1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	39.10%	40.14%	20.20%	1,353,655	3.00%	1.87%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	39.10%	40.14%	20.20%	1,089,527	3.00%	1.51%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	39.10%	40.14%	20.20%	1,309,634	3.00%	1.81%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	39.10%	40.14%	20.20%	1,100,532	3.00%	1.52%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	39.10%	40.14%	20.20%	1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	39.10%	40.14%	20.20%	1,133,548	3.00%	1.57%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	39.10%	40.14%	20.20%	891,431	3.00%	1.23%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	39.10%	40.14%	20.20%	638,309	3.00%	0.88%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	39.10%	40.14%	20.20%	1,518,735	3.00%	2.10%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	39.10%	40.14%	20.20%	946,458	3.00%	1.31%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	39.10%	40.14%	20.20%	792,383	3.00%	1.10%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	39.10%	40.14%	20.20%	726,351	3.00%	1.00%	8/1/2025	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

State	Lessor/ Company Subsidiary	Tenant/Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	40.00%	40.00%	20.00%	1,514,820	3.00%	1.81%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	40.00%	40.00%	20.00%	917,230	3.00%	1.09%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	40.00%	40.00%	20.00%	1,264,666	3.00%	1.51%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	40.00%	40.00%	20.00%	1,167,384	3.00%	1.39%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	40.00%	40.00%	20.00%	1,334,153	3.00%	1.59%	8/1/2031	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

State	Lessor/ Company Subsidiary	Tenant/Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	40.00%	40.00%	20.00%	1,628,910	3.00%	1.97%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,279,858	3.00%	1.55%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitiation & Nursing Center, LLC	40.00%	40.00%	20.00%	2,327,014	3.00%	2.81%	7/1/2031	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Nursing & Rehabilitation Center, LLC	50.00%	50.00%	0.00%	$498,350	Varies between $12,000 and $24,000 annually	0.69%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark, a Waters Community, LLC	40.00%	40.00%	20.00%	549,884	3.00%	0.76%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	37.50%	37.50%	5.00%	1,005,313	3.00%	1.39%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing & Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,038,000	None	1.44%	12/30/2025	None
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,083,048	None	1.50%	6/1/2031	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	0.00%	1,215,483	3.00%	1.68%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	0.00%	1,260,000	None	1.74%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,575,348	None	2.18%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	0.00%	1,788,365	3.00%	2.47%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	35.00%	35.00%	24.99%	2,134,570	3.00%	2.95%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing & Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,961,604	None	2.71%	11/1/2027	None

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	40.00%	40.00%	20.00%	$116,676	3.00%	0.16%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	40.00%	40.00%	20.00%	2,409,998	3.00%	3.33%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	30.00%	30.00%	20.00%	2,454,187	3.00%	3.39%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	33.39%	33.39%	23.97%	2,547,712	3.00%	3.52%	2/28/2026	2 five year
IL	4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	27.50%	27.50%	0.00%	478,958	3.00%	0.58%	10/1/2030	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Affiliate Ownership in Operator (See Notes (1) and (2))
State	Lessor/ Company Subsidiary	Tenant	Moishe Gubin / Gubin Enterprises LP	Michael Blisko / Blisko Enterprises LP	Ted Lerman / A&F Realty LLC	Steven Blisko	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Central Illinois 1
IL	253 Bradington Drive, LLC	Columbia Rehabilitation and Nursing Center LLC	0.00%	0.00%	40.00%	60.00%	$399,076	3.0%	0.55%	4/1/2031	4 five year
IL	3523 Wickenhauser, LLC	Alton Rehabilitation and Nursing Center LLC	0.00%	0.00%	40.00%	60.00%	606,998	3.0%	0.84%	4/1/2031	4 five year
IL	727 North 17th Street, LLC	Belleville Rehabilitation and Nursing Center LLC	0.00%	0.00%	40.00%	60.00%	603,644	3.0%	0.83%	4/1/2031	4 five year
	Master Lease Central Illinois 2L
IL	107 South Lincoln Street, LLC	Park Haven Nursing & Rehabilitation Center, LLC	0.00%	0.00%	40.00%	60.00%	390,846	1.00%	0.54%	6/1/2034	1 ten year
IL	1623 West Delmar Avenue, LLC	Godfrey Healthcare & Rehabilitation Center, LLC	0.00%	0.00%	40.00%	60.00%	263,144	1.00%	0.36%	6/1/2034	1 ten year
IL	393 Edwardsville Road, LLC	Wood River Healthcare & Rehabilitation Center, LLC	0.00%	0.00%	40.00%	60.00%	410,194	1.00%	0.56%	6/1/2034	1 ten year

(1)	The interests of the three listed related parties are not held through any commonly owned holding companies. Mr. Gubin’s interests are held directly/indirectly by Gubin Enterprises LP. Mr. Blisko’s interests are held by Blisko Enterprises LP and New York Boys Management, LLC. The interests held by Ted Lerman/A&F Realty are held directly by them.

(2) Each of the tenants is a limited liability company. The percentages listed reflect the owners’ percentage ownership of the outstanding membership interests in each tenant. Each tenant is managed by two or three managers, which currently consist of Mr. Gubin, Mr. Blisko and in some cases Mr. Lerman or A&F Realty. Decisions are made by majority vote of the managers, except (in some cases) for certain major items that require the vote of a majority or greater percentage of the members.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Guarantees from Related Parties

As of June 30, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries. As of December 31, 2021, Mr. Gubin and Mr. Blisko guaranteed $21.9 million in loans, respectively, made by commercial banks to the Company’s subsidiaries.

Balances with Related Parties

	June 30,	December 31,
	2022	2021
	(amounts in $000s)
Straight-line rent receivable	$14,691	$15,261
Tenant portion of replacement reserve	$9,552	$10,331

Payments from and to Related Parties

	Six Months ended June 30,		Three Months ended June 30,
	2022	2021	2022	2021
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$27,171	28,405	$13,599	14,013

Other Related Party Relationships

On June 30, 2022 and December 31, 2021, the Company and the Predecessor Company had approximately $5.1 million and $17.5 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. Income Taxes

The Company intends to elect and qualify to be taxed as a REIT for federal income tax purposes commencing with the year ending December 31, 2022. The Company qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and values of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital stock. The Company believes that it will be organized in conformity with the requirements for qualification as a REIT under the Code and that its intended manner of operation will enable the Company to meet the requirements for qualification and taxation as a REIT for federal income tax purposes commencing with the Company’s taxable year ending December 31, 2022.

As a REIT, the Company generally will not be subject to federal income tax on its net taxable income that it distributes currently to its stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify for taxation as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company’s income for that year will be taxed at regular corporate rates, and the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to federal income and excise taxes on its undistributed income.

For the period prior to qualifying as a REIT, the Company is taxed at regular corporate rates for Federal and State income taxes.

The members of the Predecessor Company elected to be taxed as a partnership for federal and state income tax purposes. For federal and state income tax purposes, all items of income and expenses flowed through to its members based on their respective ownership percentages, therefore no provision or liability for income taxes is reflected in the Predecessor Company’s consolidated financial statements.

The Company and the Predecessor Company followed recent accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-than-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Predecessor Company’s status as a partnership is defined as a tax position under this accounting guidance. As of the date of the formation transactions, management was not aware of any uncertain tax positions that would have material effect on the Company’s consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. Fair Value of Financial Instruments

There were no assets measured at fair value on a recurring or non-recurring basis as of June 30, 2022 or December 31, 2021.

The Company and the Predecessor Company are required to disclose the fair value of financials instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2022		December 31, 2021
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior debt and bonds	3	$475,274	471,327	$501,800	508,297

Notes receivable	3	$17,444	17,444	$9,831	9,831

The fair value of the senior debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

Management has evaluated events occurring subsequent to the consolidated balance sheet date through September 6, 2022, which is the date the consolidated financial statements were available to be issued, determining no events require additional disclosure in these consolidated financial statements. Management expects the Company to become publicly traded during the third quarter of 2022, but as of the issuance date, the Company is not a public entity.

NOTE 15. Financing Income (Expenses), Net

	Six months ended June 30,		Three months ended June 30
	2022	2021	2022	2021
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(3,665)	$(4,359)	$(1,495)	$(2,241)
Interest expenses on loans from banks and others	(5,374)	(5,529)	(3,593)	(2,792)
Interest expenses with respect to leases	(41)	(50)	(20)	(26)
Other financing expenses (including related parties), net	(59)	(238)	610	(210)
Total financing expenses	$(9,139)	$(10,176)	$(4,498)	(5,269)
Financing income	$100	$170	$(52)	122
Interest Expense, Net	$(9,039)	$(10,006)	$(4,550)	(5,147)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic and the measures taken to prevent its spread and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included under “Risk Factors” in our Registration Statement on Form 10 dated July 12, 2022, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 79 healthcare properties with an aggregate of 10,426 licensed beds. We hold fee title to 78 of these properties, and hold one property under a long term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview (continued)

We employ a disciplined approach in our investment strategy by investing in healthcare real estate assets. We seek to invest in assets that will provide attractive opportunities for dividend growth and appreciation in asset value, while maintaining balance sheet strength and liquidity, thereby creating long-term stockholder value. We expect to grow our portfolio by diversifying our investments by tenant, facility type and geography.

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operation of such facilities. As of June 30, 2022, the aggregate annualized average base rent under the leases for our properties was approximately $82.7 million.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 11.4% of the outstanding OP units.

Recent Developments

COVID-19 Update

The pandemic caused by the coronavirus known as COVID-19 has not had a material adverse effect on the Company’s financial performance, results of operations, liquidity or access to financing. However, the Company’s operations and financial performance are dependent on the ability of its tenants to meet their lease obligations to the Company.

To the Company’s knowledge and based on information provided to the Company by our tenants. The financial effects of the pandemic on the Company’s tenants have been increased operating costs resulting from the implementation of safety protocols and procedures our tenants are taking to prevent and mitigate the potential outbreak and spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy and higher agency expenses. The Company believes that the decline in occupancy is primarily due to declining referrals as a result of hospitals postponing elective surgeries as well as patients’ concerns regarding the risk of infection from COVID-19.

As a result of the COVID-19 pandemic, our tenants have received financial support under several government programs. These programs consisted of forgivable loans under Paycheck Protection Program, grants to operators under the Coronavirus Aid, Relief and Economic Security (CARES) Act in an amount equal to 2% of their historical annual revenues, the waiver of the three-day hospital stay required by Medicare, accelerated payments under Medicare, and increased funding for Medicaid patients by some state governments.

The Company’s management does not expect that the discontinuation of these government programs will have a material adverse effect on the tenants’ ability to pay rent for four reasons. First, the Company’s management believes that most nursing home residents in the United States have received vaccines for COVID-19, which have been highly effective in preventing cases of COVID-19. Second, occupancy significantly increased between April 2021 and the beginning of July 2022. Third, the source of the tenants’ revenues has partially shifted from Medicaid to Medicare because more patients have become eligible for Medicare due to changes in the eligibility criteria. The tenants receive larger payments from Medicare than Medicaid. Fourth, most of the Company’s tenants have the ability to maintain profitability notwithstanding the decrease in revenues because approximately 85% to 90% of their operating costs are variable items (such as labor costs, food, drugs and supplies, including personal protection equipment and cleaning supplies) that can be reduced when occupancy decreases.

To the Company’s knowledge, its tenants are complying with all applicable governmental requirements and guidelines for addressing the risks posed by COVID-19. Although there have been a limited number of confirmed cases of COVID-19 at the facilities operated by the Company’s tenants, to its knowledge, other than our tenants operating under a master lease for six facilities in central Illinois, these cases have not had a material impact on any of the operators or resulted in any claims against any of the operators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent developments (continued)

On April 4, 2022, we were notified that the tenants under the master leases for 6 facilities located in central Illinois intended to default with respect to their lease agreements due to operating losses. The tenants indicated that their operating losses were due in part to decreased occupancy caused by COVID-19. The tenants are affiliates of Steven Blisko, who is the brother of Michael Blisko, one of our directors. These leases provided for a combined rent of $225,000 per month, or $2.7 million per year. All payments due under these leases were paid through mid-June 2022. On July 1, 2022, the Company entered into new lease agreements with an unaffiliated third-party operator to lease these properties. The new leases have terms of 10 years each and provide for combined average base rent of $180,000 per month, or $2.3 million per year over the life of the leases. The Company recognized a loss of approximately $1,075,000 in the second quarter of 2022 due to the write-off of straight-line rent receivable related to the former leases.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and none of them have requested the Company to amend the terms of their leases to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, to exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 41 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended June 30, 2022 Compared to three Months Ended June 30, 2021:

	Three Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2022	2021	(Decrease)	Difference
Revenues:		(Predecessor)
Rental revenues	$21,778	$19,351	$2,427	12.5%

Expenses:
Depreciation	6,524	5,865	659	11.2%
Amortization	757	757	-	0.0%
General and administrative expenses	832	740	92	12.4%
Property and other taxes	2,677	1,992	685	34.4%
Facility rent expenses	128	123	5	4.1%
Provision (credit) for doubtful accounts	413	(250)	663	-
Total Expenses	11,331	9,227	2,104	22.8%
Interest expense, net	4,550	5,147	(597)	(11.6)%
Amortization of interest expense	129	75	54	72.1%
Mortgage Insurance Premium	430	447	(17)	(3.8)%
Total Interest Expenses	5,109	5,669	(560)	(9.9)%
Other expense
Loss from sale of real estate investments	-	(88)	88	-
Net Income	5,338	4,367	971	22.2%
Net Income attributable to Predecessor	-	(3,264)	3,264	-
Net income attributable to noncontrolling interest	(4,751)	(978)	3,773	385.8%
Net Income attributable to common stockholders	587	125	462	369.6%
Basic and diluted income per common share	$0.10	$0.02

Rental revenues: Rental revenues for the three months ended June 30, 2022, increased by $2.4 million or 12.5% due to the six new properties acquired in August 2021. This increase was offset by a one-time loss of $1.08 million in the second quarter due to the write-off of straight-line rent receivable related to certain defaulted leases owned by Steven Blisko, the brother of Michael Blisko, one of our directors. Additionally, revenue was increased by $0.6 million due to additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: Increase in depreciation of $0.60 million or 11.2% is primarily due to an increase in new real estate investments made in the third quarter of 2021.

Property and other Taxes: Increase in property taxes of $0.7 million or 34.3% is primarily due to increases in county taxes and franchise taxes paid by new Tennessee properties acquired in the third quarter of 2021.

Provision for Doubtful Accounts: The Company recorded $413,000 in provision for doubtful accounts in the second quarter of 2022 as a result of the write-offs of receivables related to certain defaulted leases and defaulted loan interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The decrease in interest expense of $0.6 million or 11.6% is primarily related a decline in loan and bond balances.

Loss from Sale of Real Estate Investments: There were no losses from the sale of real estate during in the second quarter of 2022 because there were no asset dispositions during this period.

Net Income: Increase in net income from $4.4 million during the second quarter of 2021, to $5.3 million during the second quarter of 2022 (22.2%) is primarily result of an increase in revenue from six new properties acquired in the third quarter of 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

	Six Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2022	2021	(Decrease)	Difference
Revenues:		(Predecessor)
Rental revenues	$44,737	$40,503	$4,234	10.5%

Expenses:

Depreciation	13,051	11,786	1,265	10.7%
Amortization	1,514	1,514	-	0.0%
General and administrative expenses	3,421	2,287	1,134	49.6%
Property and other taxes	5,620	4,542	1,078	23.7%
Facility rent expenses	259	248	11	4.4%
Provision for doubtful accounts	663	93	570	612.9%
Total Expenses	24,528	20,470	4,058	19.8%
Interest expense, net	9,039	10,006	(967)	(9.7%)
Amortization of interest expense	187	151	36	23.8%
Mortgage Insurance Premium	861	828	33	4.0%
Total Interest Expenses	10,087	10,985	(898)	(8.2%)
Other (expense) income
Gain from sale of real estate investments	-	3,842	(3,842)	-
Foreign currency translation loss	(10,100)	(6,844)	(3,256)	47.6%

Net Income	22	6,046	(6,024)	(99.6%)
Net income attributable to noncontrolling interest	(20)	(978)	958	(98.0%)
Net income attributable to predecessor	-	(4,943)	4,943	-
Net Income Attributable to common stockholders	2	125	(123)	(98.4%)
Basic and diluted income per common share	$-	$0.02

Rental revenues: Rental revenues during the first six months of 2022 increased by $4.2 million or 10.5% due to the six new properties acquired in in August of 2021. This increase was offset by a one-time loss of $1.1 million in the second quarter due to the write-offs of straight-line rent receivables related to certain defaulted leases. Additionally, revenue was increased by $1.1 million due to additional property taxes being reimbursed by the tenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Depreciation and Amortization: Increase in depreciation of $1.3 million or 10.7% is primarily due to an increase of $1.5 million related to new real estate investments made in the third quarter of 2021.

General and Administrative Expense: The increase in general and administrative expense of $1.1 million or 49.6% is primarily related to stock-based and executive compensation of $1.1 million.

Property and other Taxes: The increase in property taxes of $1.1 million or 23.7% is primarily due to increases in real estate taxes and franchise taxes paid by new properties acquired in the third quarter of 2021.

Provision for Doubtful Accounts: The increase in the provision for doubtful accounts of $0.6 million or 612.9% is primarily related to write-offs of receivables related to certain defaulted leases and defaulted loan interest.

Interest expense, net: The decrease in interest expense of $1.0 million or 9.7% is primarily related a decline in loan and bond balances.

Gain from Sale of Real Estate Investments: There were no losses from the sale of real estate during in the second quarter of 2022 because there were no asset dispositions during this period.

Foreign Currency Transaction Loss: Increase in realized foreign currency transaction loss of $3.3 million was due to higher losses incurred in connection with the repayment of the Series B Bonds in March 2022 compared to losses incurred from bond repayments that occurred during the six months ended June 30, 2021 as a result of changes in the value of the U.S. dollar relative to the New Israeli Shekel.

Net Income: The decrease in net income from $6 million during the six months ended June 30, 2021 to $22,000 in the six months ended June 30, 2022 is mainly due to the increase in foreign currency transaction losses of $3.3 million and the absence of the $3.8 million in gain from sale of real estate investments recorded in 2021.

Liquidity and Capital Resources

To qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly dividends to common stockholders from cash flow from operating activities. All such dividends are at the discretion of our board of directors.

As of June 30, 2022, we had cash and cash equivalents and restricted cash and equivalents of $43.0 million. We also had the ability to increase our Series C Bonds outstanding from the current outstanding of $59.4 million up to $180 million subject to compliance with covenants.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, stock sales and borrowings. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on any outstanding borrowings, making distributions to our equity holders, funding our operations and paying accrued expenses.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and principal and interest payments on our debt. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances or debt offerings, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of June 30, 2022, on a consolidated basis, we had total indebtedness of approximately $477.8 million, consisting of $279.5 million in HUD guaranteed debt, $89.9 million in net Series A Bonds and Series C Bonds outstanding, $107.0 million in commercial mortgages and $1.4 million in other debt. Under our Bonds, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Our debt arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make the balloon payments due under our existing and future indebtedness will depend on our working capital at the time of repayment, our ability to obtain additional financing or our ability to sell any property securing such indebtedness. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original bond or loan or sell any related property at a price sufficient to make the balloon payment. In addition, balloon payments and payments of principal and interest on our indebtedness may leave us with insufficient cash to pay the distributions that we are required to pay to qualify and maintain our qualification as a REIT.

Through 2027 there are two balloon payment obligations consisting of a payment of $45.2 million due under the Series C Bonds in 2026 and a payment of $86.0 million due under our commercial bank term loan due in 2027. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

The Company believes that its overall level of indebtedness is appropriate for the Company’s business in light of its cash flow from operations and value of its properties and is generally typical for owners of multiple healthcare properties. The Company expects to generate sufficient positive cash flow from operations to meet its ongoing debt service obligations and the distribution requirements for maintaining REIT status commencing in 2022.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
		(Predecessor)
(dollars in thousands)
Net cash provided by operating activities	$18,009	$24,705
Net cash (used in) provided by investing activities	(7,613)	413
Net cash used in financing activities	(19,514)	(16,910)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(9,118)	8,208
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	52,128	42,059
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$43,010	$50,267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities decreased $6.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease of $7.9 million in accounts payable and accrued liabilities during the six month period ended on June 30, 2022.

Cash used in investing for the six months ended June 30, 2022 was comprised of a net increase in notes receivable of $7.6 million, of which $8.0 million is a result of a note purchased related to our Arkansas properties.

Cash flows used in financing activities for the six months ended June 30, 2022 were primarily comprised of a $4.9 million in distribution to the non-controlling holders and a decrease of $14.6 million in net borrowings as a result of $103.5 million new borrowing under a mortgage loan facility that was used to repay $91.8 million in Series B bonds and non-HUD bank debt of $26.4 million. Cash flows used in financing activities for the six months ended June 30, 2021 were primarily comprised of $12.6 million in principal bond payments, $5.0 million of repayment of senior debt and payment of preferred dividends of $1.0 million. These uses were offset by proceeds from the sale of bonds held by a subsidiary of $1.7 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of June 30, 2022, we had non-recourse mortgage loans of $279.5 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the properties securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of June 30, 2022, was 3.88% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the June 30, 2022 the rate was 5.2%). As of June 30, 2022, total outstanding principal amount was $103.84 million. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of June 30, 2022 the Company is in compliance with the loan covenants.

Other Debt

As of June 30, 2022 and December 31, 2021, the Company had $1.4 million in outstanding amounts due under notes due to sellers of properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series A Bonds and Series C Bonds.

Series A Bond

In November 2015, Strawberry Fields REIT, Ltd., a wholly owned subsidiary of the Company (“BVI Company”) issued Series A Bonds in the face amount of New Israeli Shekels (“NIS”) 265.2 million ($68 million) and received the net amount, after issuance costs, NIS 251.2 million ($64.3 million). During September 2016, the BVI Company issued additional Series A Bonds in the face amount of NIS 70.0 million ($18.6 million) and raised a net amount of NIS 70.8 million ($18.8 million). These Series A Bonds were issued at a premium of 103.6%. During May 2017, the BVI Company issued additional Series A Bonds in the face amount of NIS 39.0 million ($10.7 million) and raised a net amount of NIS 40.9 million ($11.3 million). These Series A Bonds were issued at a premium of 105.9%.

A portion of the Series A Bonds have been repurchased by a subsidiary of the BVI Company. As of June 30, 2022, the aggregate principal amount of the Series A Bonds was NIS 112.3 million ($32.1 million). As of June 30, 2022 we held NIS 5.5 million ($1.6 million) of these Bonds that we have repurchased. On July 4, 2022, Standard & Poor’s upgraded the rating on Bond A from ilA- to ilA, and interest rate was decreased from 6.9% to 6.4%.

The Series A Bonds are traded on the Tel Aviv Stock Exchange Ltd. (“TASE”).

Series C Bond

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par.

As of June 30, 2022, the outstanding principal amount of the Series C Bonds was NIS 208.0 million ($59.4 million).

The Series C Bonds are traded on the TASE.

Summary of fixed and variable loans

	June 30,	December 31,
	2022	2021
	(Amounts in $000s)
Fixed rate loans	$370,769	$479,388
Variable rate loans	106,998	24,789
Gross Notes Payable and other Debt	$477,767	$504,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Funds From Operations (“FFO”)

The Company believes that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. For the six months ended June 30, 2022 and 2021, we excluded as non-recurring items the amount of $10.1 million and $6.8 million, respectively, in reclassification of foreign currency transaction losses the Company recorded with respect to foreign currency fluctuations that the Company realized at the time of bond principal payment. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO also do not consider the costs associated with capital expenditures related to our real estate assets nor do they purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO for the six and three months ended June 30, 2022 and 2021, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands):

FFO and AFFO

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
(dollars in $1,000s)		(Predecessor)		(Predecessor)
Net income	$22	$6,046	$5,338	$4,367
Depreciation and amortization	14,565	13,300	7,281	6,622
Gain from Sale of Real Estate Investments	-	(3,842)	-	-
Funds from Operations	14,587	15,504	12,619	10,989
Adjustments to FFO:
Straight-line rent	(917)	(702)	(423)	(319)
Straight-line rent receivable write-off*	1,075	-	1,075	-
Foreign currency translation loss	10,100	6,844	-	-
Funds from Operations, as Adjusted	$24,845	$21,646	$13,271	$10,670

*The Company recognized a loss of $1,075,000 in the second quarter due to the write-off of straight-line rent receivables related to the Western Illinois facilities

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On July 1, 2022, the Company entered into new lease agreements for 6 facilities located in central Illinois with an unaffiliated third-party operator. The new leases have terms of 10 years each and provide average base rent of $180,000 per month, or $2.3 million per year over the life of the leases.

On August 1, 2022, the Registration Statement on Form 10 filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) became effective. As a result, the Company became a reporting company under the Exchange Act. Management expects the Company to become publicly traded during the third quarter of 2022. Once the Company’s common stock becomes qualified for trading, it will be traded on the OTCQX under the symbol “STRW”.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form 10, filed with the SEC on July 12, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of June 30, 2022, we had $30.5 million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $59.4 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, and $387.6 million in senior debt notes and seller notes, of which $279.5 are HUD guaranteed debt at fixed interest rate of 3.88% and $106.7 million (22.3% of total debt) bear interest at variable rate equal to ($103.8 million of the total variable loans) one month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2022 the rate was 5.2%). At June 30, 2022, one month SOFR was 1.50% and one month LIBOR was 1.58%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR or one-month LIBOR increased 100 basis points, our annual cash flow would decrease by approximately $1,067,000. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

Item 3. Quantitative and Qualitative Disclosures about Market Risks (continued)

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions, change in currency rates between the Israeli Shekel and the U.S. Dollar and changes in the creditworthiness of tenants/operators, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not currently a party to any material legal proceedings other than the following:

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Predecessor Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase additional 5 properties located in Massachusetts. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. The parties are currently engaged in discovery.

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants have not responded to the complaint.

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants alleged failure to perform certain post-closing obligations under the purchase contracts. We have potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. We and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfill their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. We believe this matter will be resolved without a material adverse effect to the Company.

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners/borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold these five properties at foreclosure auction for the total amount of $7.5 million. The Predecessor Company expects to receive in excess of $7 million from the foreclosure sale and plans to pursue the guarantors of the loans to recover the deficiency balances as well as protective advances and collection costs.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In May 2022, the Company issued 194,485 shares of its common stock to 15 holders of the OP units in exchange for 194,485 OP units. The shares were issued exclusively to accredited investors in reliance on upon exemptions from registration provided by Section 4(a)(2) of the Securities Act. No general solicitation or underwriters were involved in this issuance.

Item 5. Other Information

Director Indemnification Agreements

On August 31st, 2022, the Company’s Board of Directors approved director indemnification agreements for each of the Company’s directors (the “Indemnification Agreements”), which have been entered into between the Company and each director. Each of the Company’s current directors is entering into the Indemnification Agreement effective as of January 13, 2020.

In general, the Indemnification Agreements provide that the Company will indemnify the director, to the fullest extent permitted by applicable law, against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with the director’s service to, or at the request of, the Company. This indemnification is only available if the director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

In addition and subject to certain limitations, each Indemnification Agreement provides for the advancement of expenses incurred by the director in connection with any proceeding covered by the Indemnification Agreement. In order to obtain such advancement, the director must provide the Company with an undertaking to repay all amounts if it is ultimately determined that the director is not entitled to indemnification for such expenses.

The Indemnification Agreements do not exclude any other rights to indemnification or advancement of expenses to which the director may be entitled, including any rights arising under applicable law, the Company’s certificate of incorporation and bylaws, any other agreement or a vote of stockholders or resolution of directors, or otherwise.

Item 6–Exhibits

Exhibit No.
10.1	Indemnification Agreement effective January 13, 2020 between the Company and Essel Bailey
10.2	Indemnification Agreement effective January 13, 2020 between the Company and Jack Levine
10.3	Indemnification Agreement effective January 13, 2020 between the Company and Michael Blisko
10.4	Indemnification Agreement effective January 13, 2020 between the Company and Moishe Gubin
10.5	Indemnification Agreement effective January 13, 2020 between the Company and Reid Shapiro
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT Inc.*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: September 8, 2022	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: September 8, 2022	By:	/s/ Nahman Eingal
	Name:	Nahman Eingal
	Title:	Chief Financial Officer

