Form 10-Q
period 2022-09-30
Strawberry Fields REIT, Inc.
filed 2022-11-14
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,044,230 shares of common stock, $0.0001 par value, issued and outstanding as of November 14, 2022.

STRAWBERRY FIELDS REIT INC.

FORM 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net	$443,342	$462,728
Cash and cash equivalents	13,855	26,206
Restricted cash and equivalents	23,375	25,922
Straight-line rent receivable, net	24,325	23,262
Right of use lease asset	1,843	2,064
Goodwill, other intangible assets and lease rights	12,389	14,660
Deferred financing expenses	5,921	4,826
Notes receivable, net	18,300	9,831
Other assets	222	465
Total Assets	$543,572	$569,964

Liabilities
Accounts payable and accrued liabilities	$14,641	$20,654
Bonds, net	73,789	192,549
Notes payable and other debt	383,748	309,251
Operating lease liability	1,843	2,064
Other liabilities	10,453	10,396
Total Liabilities	$484,474	$534,914
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,044,230 and 5,849,746 shares issued and outstanding	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	$4,894	$4,327
Accumulated other comprehensive income (loss)	372	(2,455)
Retained earnings	1,413	393
Total Stockholders’ Equity	$6,679	$2,265
Noncontrolling interest	$52,419	$32,785
Total Equity	$59,098	$35,050
Total Liabilities and Equity	$543,572	$569,964

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Rental revenues	$24,235	$23,548	$68,972	$64,051

Expenses:
Depreciation	$6,335	$6,069	$19,386	$17,855
Amortization	757	757	2,271	2,271
General and administrative expenses	730	2,388	4,150	4,674
Property taxes	3,873	3,350	9,494	7,892
Facility rent expenses	139	357	398	603
(Credit) provision for doubtful accounts	(5,100)	-	(4,437)	93
Total expenses	$6,734	$12,921	$31,262	$33,388
Income from operations	17,501	10,627	37,710	30,663

Interest expense, net	$(6,863)	$(5,473)	(15,902)	$(15,479)
Amortization of deferred financing costs	(129)	(75)	(317)	(227)
Mortgage insurance premium	(426)	(466)	(1,287)	(1,294)
Total interest expense	$(7,418)	$(6,014)	$(17,506)	$(17,000)
Other (loss) income:
Gain from sale of real estate investments	-	-	-	3,842
Foreign currency transaction loss	(833)	(1,931)	(10,932)	(8,775)
Total other loss	(833)	(1,931)	(10,932)	(4,933)
Net income	$9,250	$2,682	$9,272	$8,730
Less:
Net income attributable to predecessor	-	-	-	(4,943)
Net income attributable to noncontrolling interest	(8,232)	(2,390)	(8,252)	(3,368)
Net income attributable to common stockholders	1,018	292	1,020	419
Other comprehensive income:
Gain (loss) due to foreign currency translation	756	(1,861)	14,767	259
Reclassification of foreign currency transaction losses	833	1,931	10,932	8,775
Comprehensive income attributable to predecessor	-	-	-	(9,681)
Comprehensive (income) loss attributable to noncontrolling interest	(1,414)	(62)	(22,872)	574
Comprehensive income	$1,193	$300	$3,847	$346
Net income attributable to common stockholders	$1,018	$292	1,020	419
Basic and diluted income per common share	$0.17	$0.05	$0.17	$0.07
Weighted average number of common shares outstanding	6,044,230	5,849,746	5,925,260	5,849,746

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings / (Accumulated Deficit)	Non- controlling interest	Total
Balance, December 31, 2020 (Predecessor)	-	$63,936	$(23,775)	$(26,741)	$-	$13,420
Net change in foreign currency translation (unaudited)	-	-	11,798	-	-	11,798
Preferred dividends (unaudited)	-	(527)	-	-	-	(527)
Net income (unaudited)	-	-	-	1,679	-	1,679
Balance March 31, 2021	-	63,409	(11,977)	(25,062)	-	26,370
Net change in foreign currency translation (unaudited)	-	-	(2,117)	-	-	(2,117)
Preferred dividends (unaudited)	-	(533)	-	-	-	(533)
Members’ distributions	-	(5,000)	-	-	-	(5,000)
Net income (unaudited)	-	-	-	3,264	-	3,264
Balance June 7, 2021	-	57,876	(14,094)	(21,798)	-	21,984
Formation transactions	5,844,166	(53,799)	12,501	21,798	19,500	-
Net change in foreign currency translation (unaudited)	-	-	(81)	-	(636)	(717)
Net Income (unaudited)	-	-	-	125	978	1,103
Balance, June 30, 2021 (unaudited)	5,844,166	4,077	(1,674)	125	19,842	22,370
Issuance of operating partnership units	-	-	-	-	16,997	16,997
Net change in foreign currency translation (unaudited)	-	-	8	-	62	70
Net Income (unaudited)	-	-	-	292	2,390	2,682
Balance, September 30, 2021 (unaudited)	5,844,166	$4,077	$(1,666)	$417	$39,291	$42,119

Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Net change in foreign currency translation (unaudited)	-	-	1,658	-	13,416	15,074
Net loss (unaudited)	-	-	-	(585)	(4,731)	(5,316)
Balance, March 31, 2022 (unaudited)	5,849,746	4,327	(797)	(192)	41,470	44,808
Issuance of common shares in exchange for OP units	194,484	-	-	-	-	-
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,876)	(4,876)
Net change in foreign currency translation (unaudited)	-	-	994	-	8,042	9,036
Net income (unaudited)	-	-	-	587	4,751	5,338
Balance, June 30, 2022 (unaudited)	6,044,230	$4,327	$197	$395	$49,387	$54,306
Non-controlling interest distributions (unaudited)	-	-	-	-	(6,047)	(6,047)
Net change in foreign currency translation (unaudited)	-	-	175	-	1,414	1,589
Reallocation of noncontrolling interest (unaudited)	-	567	-	-	(567)	-
Net income (unaudited)	-	-	-	1,018	8,232	9,250
Balance, September 30, 2022 (unaudited)	6,044,230	$4,894	$372	$1,413	$52,419	$59,098

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$9,272	$8,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,657	20,126
Gain from sale of Real Estate Investments	-	(3,842)
Amortization of bond issuance costs	395	812
Amortization of deferred financing costs	317	227
Decrease (increase) in other assets	243	(127)
Amortization of right of use asset	221	212
Foreign currency transaction loss	10,932	8,775
Foreign currency translation adjustments	1,624	(739)
Increase in straight-line rent receivables	(1,063)	(1,724)
Decrease in accounts payable and accrued liabilities and other liabilities	(5,956)	(994)
Repayment of operating lease liability	(221)	(212)
Net cash provided by operating activities	$37,421	$31,244

Cash flow from investing activities:
Purchase of Real estate investments	-	(63,990)
Proceeds from the sale of Real estate investments	$-	$129
Increase in notes receivable	(9,000)	-
Principal payments of notes receivable	531	511
Net cash used in investing activities	$(8,469)	$(63,350)

Cash flows from financing activities:
Proceeds from notes payable and other debt	$105,000	$-
Debt financing costs	(1,412)	-
Proceeds from issuance of bonds, net of issuance costs	-	63,000
Repayment of bonds	(106,012)	(22,518)
Proceeds from the sale of bonds	-	1,700
Repayment of senior debt	(30,503)	(15,070)
Noncontrolling interest distributions	(10,923)	-
Payment of Preferred dividends	-	(1,516)
Net cash (used in) provided by financing activities	$(43,850)	$25,596
Decrease in cash and cash equivalents and restricted cash and equivalents	$(14,898)	$(6,510)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	52,128	42,059
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$37,230	$35,549

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$17,089	$16,925
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$25,699	$9,034
Note receivable in connection with real estate investment sale	$-	$9,027
Buyer assumption of senior debt in connection with real estate investment sale	$-	$16,945
OP units issued in connection with purchase of real estate investments	$-	$16,997

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

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one for one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. Following the completion of the formation transactions, and a few other transactions, the Company became the owner of approximately 11.3 % and 11.0% of the outstanding OP units as of September 30, 2022 and December 31, 2021, respectively. The formation transactions were accounted for at historical cost.

As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the business affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners. The Company may cause the Operating Partnership to issue additional OP units in connection with property acquisitions, compensation or otherwise. The Company became a publicly traded entity on September 21, 2022.

As of September 30, 2022, the Company owned 78 properties and leased one property that it in turn subleased to a tenant.

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

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Interim Consolidated Financial Statements

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2022, and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s consolidated balance sheets represents OP units not held by the Company and represents approximately 88.7% and 89% of the outstanding OP Units issued by the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the period.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following summary of the Predecessor Company’s Consolidated Statement of Income for the periods from January 1, 2021, through June 7, 2021, and the Company’s Statement of Income for the period from June 8, 2021, to September 30, 2021. These amounts are included in the accompanying Consolidated Statements of Income herein for the nine month period ended September 30, 2021.

Interim Consolidated Financial Statements

(Amounts in $000’s)

	Predecessor	SF REIT, INC.
	January 1, 2021 through June 7, 2021	June 8, 2021 through September 30, 2021	TOTAL
Revenues
Rental revenues	$35,440	$28,611	$64,051

Expenses:
Depreciation	$10,303	$7,552	$17,855
Amortization	1,323	948	2,271
General and administrative expenses	1,928	2,746	4,674
Property taxes	4,039	3,853	7,892
Facility rent expenses	217	386	603
Provision for doubtful accounts	93	-	93
Total expenses	$17,903	$15,485	$33,388
Income from operations	17,537	13,126	30,663

Interest expense, net	$(8,769)	$(6,710)	$(15,479)
Amortization of deferred financing costs	(132)	(95)	(227)
Mortgage insurance premium	(691)	(603)	(1,294)
Total interest expense	$(9,592)	$(7,408)	$(17,000)
Other income (loss)
Gain from sale of real estate investments	3,842	-	3,842
Foreign currency transaction loss	(6,844)	(1,931)	(8,775)
Net income	$4,943	$3,787	$8,730
Less net income attributable to non-controlling interest	$-	(3,368)	(3,368)
Net Income attributable to Predecessor Company	-	-	(4,943)
Net income attributable to common stockholders	$-	$419	419

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On September 30, 2022 and December 31, 2021, the Company had $20,717,000 and $36,359,000, respectively, on deposit in excess of federally insured limits.

Restricted Cash and Cash Equivalents

Restricted cash primarily consists of amounts held by mortgage lenders to provide for real estate tax expenditures, tenant improvements, capital expenditures and security deposits, as well as escrow accounts related to principal and interest payments on Bonds.

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

On September 30, 2022, the Company held four notes receivable with an outstanding balance of $18.3 million, including a note receivable with a balance of $1 million for a loan to an unaffiliated nursing home operator in Kentucky. If the Company acquires the property, this interest-bearing note will be repaid at closing. The Company also acquired a note receivable for $8 million in June 2022. As of December 31, 2021 the Company held two notes receivable for a total amount of $9.8 million. All of these notes are paid monthly and are current.

Market Concentration Risk

As of September 30, 2022 and December 31, 2021, the Company owned 78 properties and leased 1 property in 9 states, with 21 properties or 26.6% of its total properties located in Illinois (which include 4,327 skilled nursing beds or 41.50% of the Company’s total beds) and 15 properties or 19.0% of its total properties in Indiana (which include 1,388 skilled nursing beds or 13.3% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, Centers for Medicare and Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2022, there were 47,212,166 OP units outstanding which were potentially dilutive securities. During the periods ended September 30, 2022 and 2021 the assumed conversion of the OP units had no impact on basic income per share.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets.

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

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	September 30,	December 31,
	2022	2021
	(amounts in $000’s)
Escrow with trustee	$-	$1,255
MIP escrow accounts	696	886
Other escrow and debt deposits	190	832
Property tax and insurance escrow	6,109	3,511
Interest reserve bonds escrow	2,261	6,161
HUD replacement reserves	14,119	13,277
Total restricted cash and equivalents	$23,375	$25,922

Escrow with trustee - The Company transfers funds to the trustee for its Series A Bonds and Series C Bonds to cover principal and interest payments prior to the payment date.

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

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2022	2021
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-53	$494,015	$494,015
Equipment and personal property	1-14	78,011	78,011
Land	-	60,010	60,010
		632,036	632,036
Less: accumulated depreciation		(188,694)	(169,308)
Real estate investments, net		$443,342	$462,728

For the nine-month periods ended September 30, 2022 and 2021, total depreciation expense was $19.4 million and $17.9 million, respectively. For the three-month periods ended September 30, 2022 and 2021, total depreciation expense was $6.3 million and $6.1 million, respectively.

In August 2022, the Company executed a contract to sell one of its assets used as a skilled nursing facility and a long term acute care facility to a third party for a purchase price of $12 million. The anticipated gain on sale is approximately $5.1 million and the transaction is expected to close in early December 2022.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2020
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(38,212)	(38,212)
Net carrying amount	1,323	16,365	17,688
Amortization	-	(2,271)	(2,271)
Balances, September 30, 2021
Gross	1,323	54,577	55,900
Accumulated amortization	-	(40,483)	(40,483)
Net carrying amount	$1,323	$14,094	$15,417

Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	1,323	13,337	14,660
Amortization	-	(2,271)	(2,271)
Balances, September 30, 2022
Gross	1,323	54,577	55,900
Accumulated amortization	-	(43,511)	(43,511)
Net carrying amount	$1,323	$11,066	$12,389

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2022 (three months)	$757
2023	3,028
2024	3,028
2025	3,028
2026	675
Thereafter	550
Total	$11,066

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of September 30, 2022 and December 31, 2021, the Company had leased 79 properties to tenant/operators in the States of Illinois, Indiana, Michigan, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of September 30, 2022 and December 31, 2021, except for two former long-term acute care hospitals (“LTACH”) facilities, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the for the periods indicated:

	September 30,	December 31,
	2022	2021
Cumulative number of properties	79	79
Cumulative number of operational beds	10,426	10,426

The following table provides additional information regarding the properties/facilities leased by the Company as of September 30, 2022:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,327	21	-	21
Indiana	1,388	14	1	15
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,045	9	-	9
Arkansas	1,572	13	-	13
Oklahoma (*)	137	1	-	1
Texas (*)	563	3	-	3
Total properties	10,426	78	1	79

Facility Type
Skilled Nursing Facilities	10,174	71	1	72
Long-Term Acute Care Hospitals	153	4	-	4
Assisted Living Facility	99	3	-	3
Total facilities	10,426	78	1	79

(*)	Each property is comprised of a skilled nursing facility and long-term acute care hospital.

As of September 30, 2022, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2022 (three-month period)	$20,412
2023	81,750
2024	83,207
2025	73,031
2026	53,881
Thereafter	160,619
Total	$472,900

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	September 30,	December 31,
	2022	2021
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

Future minimum operating lease payments under non-cancellable leases as of September 30, 2022, reconciled to the Company’s operating lease liability presented on the consolidated balance sheets:

(Amounts in $000s)
2022 (three-month period)	$94
2023	375
2024	375
2025	375
2026	375
Thereafter	468
Total	$2,062
Less Interest	(219)
Total operating lease liability	$1,843

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from related parties. Rental expense under the leases for the nine-month periods ended September 30, 2022 and 2021, was $152,000 and $148,000, respectively. Rental expense under the leases for the three-month periods ended September 30, 2022 and 2021, was $55,000 and $49,000, respectively.

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at September 30,	September 30,	December 31,
	2022	2022	2021
		(Amounts in $000s)
HUD guaranteed loans	3.23%	$277,637	$283,108
Bank loans	6.11%	106,111	24,789
Series A, Series B and Series C Bonds	5.89%	75,275	194,926
Loans from others	-	-	$1,354
Gross Notes Payable and other Debt		$459,023	$504,177
Debt issuance costs		(1,486)	(2,377)
Net Notes Payable and other Debt		$457,537	$501,800

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,
2022 (three-month period)	$2,746
2023	28,123
2024	25,697
2025	15,546
2026	57,069
Thereafter	329,842
$459,023

Debt Covenant Compliance

As of September 30, 2022 and December 31, 2021, the Company was party to approximately 41 and 42 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of September 30, 2022, the Company was in compliance with all financial and administrative covenants.

Bank loans/repayment of Series B Bonds

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the September 30, 2022 the rate was 6.1%). As of September 30, 2022, total outstanding was $103.26 million. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the nine months ended September 30, 2022.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of September 30, 2022 the Company is in compliance with the loan covenants.

Mortgage Loans Guaranteed by HUD

As of September 30, 2022 and December 31, 2021, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $278 million and $283 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of September 30, 2022 and December 31, 2021 was 3.88% (including the mortgage insurance premium).

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds

In November 2015, Strawberry Fields REIT, LTD, a wholly-owned subsidiary of the Company (“BVI Company”) issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). During September 2016, the BVI Company issued, at a premium of 103.6%, additional Series A Bonds in the face amount of NIS 70.0 million ($18.6 million) and received a net amount after issuance costs of NIS 70.8 million ($18.8 million). During May 2017, the BVI Company issued, at a premium of 105.9%, additional Series A Bonds in the face amount of NIS 39.0 million ($10.7 million) and received a net amount after issuance costs of NIS 40.9 million ($11.3 million). The Series A Bonds had an original interest rate of 6.4% per annum. The effective weighted interest rate on the debentures, including those issued in the additional offerings, was 7.4%.

Interest

The rate was increased to 6.65% in March 2017 due to the downgrade of the rating of the Series A Bonds by Standard & Poor’s from A to A-. The rate was further increased to 6.90% in August 2019 due to the downgrade of the rating of the BVI Company. On July 4, 2022, Standard & Poor’s upgraded the rating on Bond A from ilA- to ilA, and interest rate was decreased from 6.9% to 6.4%.

Payment Terms

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

Financial Covenants

The financial covenants of the BVI Company are measured based on its financial statements prepared in accordance with IFRS accounting principles. The annual rate of interest on the Series A Bonds will increase by 0.5%, but only once with respect to each breach of any such covenant, if: (i) the shareholders’ equity of the BVI Company (excluding minority interests) is less than $110 million, (ii) the ratio of adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 12 or (iii) the ratio of equity to total assets is less than 27%. Compliance with these financial covenants is measured annually and quarterly based on the BVI Company’s annual financial statements and quarterly financial statements. As of September 30, 2022, the BVI Company was in compliance with the above covenants.

Dividend Restrictions

The indenture for the Series A Bonds limits the amount of dividends that may be paid by the BVI Company to its stockholders. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

● The distribution amount may not exceed 40% of the net profit after tax that is recognized in the most recent consolidated financial statements of the BVI Company, less profits or losses arising from a change in accounting methods, net revaluation profits/losses (that have not yet been realized) arising from a change in the fair value of the assets with respect to the fair value in prior reporting period.

● The ratio of the consolidated stockholders’ equity of the BVI Company to its total consolidated balance sheet may not be less than 30%.

● The distributable profits for which no distribution was performed in a specific year will be added to the following quarters.

● The BVI Company’s equity at the end of the last quarter, before the distribution of dividends, less the dividends distributed, may not be less than $120 million.

● The BVI Company meets the financial conditions described above, and the Company is not in violation of all and/or any of its material undertakings to the holders of the Series A Bonds.

Increase in Interest Rate

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

Security

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

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series A Bonds (cont.)

Redemption Provisions

The BVI Company may, at its discretion, call the Series A Bonds for early repayment. In the event of the redemption of all of the Series A Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series A Bonds in circulation which will be determined based on the average closing price of the Series A Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series A Bonds available for early redemption in circulation (i.e., the principal balance of the Series A Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series A Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 2.5% per annum for early repayment.

Change of Control

The holders of a majority of the Series A Bonds may accelerate the outstanding balance of the Bonds if the control of the BVI Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series A Bonds.

For purposes of the Series A Bonds, the “controlling stockholders” of the BVI Company are deemed to be Moishe Gubin, Tira Gubin and Michael Blisko.

For the purpose of this provision, a transfer of control means a change of control of the BVI Company such that the BVI Company has a controlling stockholder that is not any of the “controlling stockholders” and/or is in the hands of any of their immediate family members (including through trusts that the controlling stockholders and/or any of their immediate family members are the beneficiaries under and/or are their managers)., “Control” is defined in the Israeli Companies Law.

Bond Repurchases

On March 19, 2020, the Board of Directors of the BVI Company approved a $5 million new buyback program to Series A and Series B Bonds. The Program was approved for a year and on March 21, 2021, the Program was extended for another year to expire on March 20, 2022. On March 28, 2022, the Board of Directors of the BVI Company approved a $10 million buyback program (the “Program”) to Series A and Series C Bonds. The Program was approved for a year and will expire on March 28, 2023. The BVI Company did not repurchase any bonds during the nine-month periods ended September 30, 2022 and 2021.

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

Interest on the Series C Bonds is payable semi-annually in arrears. The first two interest payments were paid on January 31, 2022 and July 31, 2022. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds is payable in five annual instalments due on July 31 of each of the years 2022 through 2026. The first four principal payments are equal to 6% of the original principal amount of the Series C Bonds, and the last principal payments is equal to the outstanding principal amount of the Series C Bonds. The first principal payment was completed on July 31, 2022.

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

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed to a maximum of NIS630 million (or $178 million).

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

Other Debt

As of September 30, 2022 the Company had no other debt. As of December 31, 2021, the Company had $1.4 million in outstanding amounts due under notes due to sellers of properties.

NOTE 8. Commitments and Contingencies

Commitments

The Company guarantees from time-to-time obligations of its wholly-owned subsidiaries.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants have not responded to the complaint.

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

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners/borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold these five properties at auction for the total amount of $7.5 million. As of September 30th, 2022, the Company has received $4.4 million from four closings and is in the process of pursuing collection efforts with respect to the last property and plans to pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares have been authorized to be granted under the Plan. As of September 30, 2022, 225,100 shares were available for grant. No shares were issued during the nine-month period ended September 30, 2022. The Company issued 19,320 shares under the equity incentive plan during the nine months ended September 30, 2021. The Company recognized approximately $190,000 of expense in connection with the stock issuance.

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

As of September 30, 2022, there were a total of 6,044,230 shares of common stock issued in connection with our formation transactions, other transaction and shares granted to employees and employees of affiliated entities under the equity incentive plan. The outstanding shares were held by a total of 420 stockholders of record, including certain affiliates of the Company who held 1,056,507 of these shares.

At September 30, 2022 there were 47,212,166 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders’ interest.

In addition, the Company has reserved a total of (a) 250,000 shares of common stock of which 225,100 are available for grant at September 30, 2022 for future issuance under the equity incentive plan, and (b) 47,212,166 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of September 30, 2022.

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

Lease Agreements with Related Parties

As of September 30, 2022 and December 31, 2021, each of the Company’s facilities except for two were leased and operated by separate tenants. Each tenant is a special purpose entity that, directly or indirectly, leases the facility from one of the Company’s subsidiaries and it is operated as a healthcare facility. The Company had 41 tenants out of 79 who were related parties as of September 30, 2022 and December 31, 2021. Most of the lease agreements are triple net leases.

On April 4, 2022, an affiliated tenant in Illinois notified the Company of its intent to default with respect to two master lease agreements. Each lease included three nursing home facilities with a combined rent of $225,000 per month, or $2.7 million annually. Default occurred on June 30, 2022, and the Company recognized a loss of $1,075,000 in the second quarter of 2022 due to the write-offs of straight-line rent receivables. On July 1, 2022, the Company entered into new lease agreements with an unaffiliated third-party operator to lease these properties. The new leases have terms of 10 years each and provide for combined average base rent of $180,000 per month, or $2.3 million per year, on average, over the life of the leases.

In April 2021, tenants for 13 of our properties located in Arkansas agreed to assign their leases to a group of unaffiliated third parties. The prior tenants were related parties of the Company. The facilities located on these properties consist of 12 SNFs and 2 ALFs, with one property housing both a SNF and an ALF. There were no changes to the terms of the existing leases. The change of licensure approval of the leases was subject to the approval by the State of Arkansas, which was received in December 2021. In connection with the lease assignments, the Company granted the new tenants an option to purchase the properties for an aggregate price of $90 million. These properties are subject to claims by the prior owners of the properties. These claims did not impact the assignment of the leases, but they may interfere with the exercise of the purchase option.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties:

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor / Company Subsidiary	Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman /A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	39.10%	40.14%	20.20%	$1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	39.10%	40.14%	20.20%	1,353,655	3.00%	1.87%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	39.10%	40.14%	20.20%	1,089,527	3.00%	1.51%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	39.10%	40.14%	20.20%	1,309,634	3.00%	1.81%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	39.10%	40.14%	20.20%	1,100,532	3.00%	1.52%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	39.10%	40.14%	20.20%	1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	39.10%	40.14%	20.20%	1,133,548	3.00%	1.57%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	39.10%	40.14%	20.20%	891,431	3.00%	1.23%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	39.10%	40.14%	20.20%	638,309	3.00%	0.88%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	39.10%	40.14%	20.20%	1,518,735	3.00%	2.10%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	39.10%	40.14%	20.20%	946,458	3.00%	1.31%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	39.10%	40.14%	20.20%	792,383	3.00%	1.10%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	39.10%	40.14%	20.20%	726,351	3.00%	1.00%	8/1/2025	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

State	Lessor / Company Subsidiary	Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman /A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	40.00%	40.00%	20.00%	1,514,820	3.00%	1.81%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	40.00%	40.00%	20.00%	917,230	3.00%	1.09%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	40.00%	40.00%	20.00%	1,264,666	3.00%	1.51%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	40.00%	40.00%	20.00%	1,167,384	3.00%	1.39%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	40.00%	40.00%	20.00%	1,334,153	3.00%	1.59%	8/1/2031	2 five year

State	Lessor / Company Subsidiary	Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman / A&F Realty LLC	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	40.00%	40.00%	20.00%	1,628,910	3.00%	1.97%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,279,858	3.00%	1.55%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitiation & Nursing Center, LLC	40.00%	40.00%	20.00%	2,327,014	3.00%	2.81%	7/1/2031	2 five year

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor / Company Subsidiary	Tenant / Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman /A&F Realty LLC	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Nursing & Rehabilitation Center, LLC	50.00%	50.00%	0.00%	$498,350	Varies between $12,000 and $24,000 annually	0.69%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark, a Waters Community, LLC	40.00%	40.00%	20.00%	549,884	3.00%	0.76%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	37.50%	37.50%	5.00%	1,005,313	3.00%	1.39%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing & Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,038,000	None	1.44%	12/30/2025	None
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,083,048	None	1.50%	6/1/2031	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	0.00%	1,215,483	3.00%	1.68%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	0.00%	1,260,000	None	1.74%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,575,348	None	2.18%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	0.00%	1,788,365	3.00%	2.47%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	35.00%	35.00%	24.99%	2,134,570	3.00%	2.95%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing & Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,961,604	None	2.71%	11/1/2027	None

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Tenant/Operator (see notes (1) and (2))
State	Lessor / Company Subsidiary	Tenant / Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman /A&F Realty LLC	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	40.00%	40.00%	20.00%	$116,676	3.00%	0.16%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	40.00%	40.00%	20.00%	2,409,998	3.00%	3.33%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	30.00%	30.00%	20.00%	2,454,187	3.00%	3.39%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	33.39%	33.39%	23.97%	2,547,712	3.00%	3.52%	2/28/2026	2 five year
IL	4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	27.50%	27.50%	0.00%	478,958	3.00%	0.58%	10/1/2030	2 five year

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

Guarantees from Related Parties

As of September 30, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries. As of December 31, 2021, Mr. Gubin and Mr. Blisko guaranteed $21.9 million in loans, respectively, made by commercial banks to the Company’s subsidiaries.

Balances with Related Parties

	September 30,	December 31,
	2022	2021
	(amounts in $000s)
Straight-line rent receivable	$14,755	$15,261
Tenant portion of replacement reserve	$10,088	$10,331

Payments from and to Related Parties

	Nine Months ended September 30,		Three Months ended September 30,
	2022	2021	2022	2021
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$40,328	44,857	$13,099	15,987

Other Related Party Relationships

On September 30, 2022 and December 31, 2021, the Company and the Predecessor Company had approximately $3.1 million and $17.5 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank.

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

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. Fair Value of Financial Instruments

There were no assets measured at fair value on a recurring or non-recurring basis as of September 30, 2022 or December 31, 2021.

The Company is required to disclose the fair value of financials instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2022		December 31, 2021
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior debt and bonds	3	$457,537	454,761	$501,800	508,297

Notes receivable	3	$18,300	18,300	$9,831	9,831

The fair value of the senior debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

In October 2022, the Company executed a line of credit with a value of $2.5 million with the new tenants of the Southern Illinois properties. This line of credit is collateralized against tenant accounts receivable. Interest on this line of credit is Prime Rate of no less than 4% plus margin of 2.75% and maturity is through August 31, 2024. Management has evaluated events occurring subsequent to the consolidated balance sheet date through November 10, 2022, which is the date the consolidated financial statements were available to be issued, determining no other events require additional disclosure in these consolidated financial statements.

NOTE 15. Financing Income (Expenses), Net

	Nine months ended September 30,		Three months ended September 30
	2022	2021	2022	2021
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(5,914)	$(6,780)	$(2,249)	$(2,422)
Interest expenses on loans from banks and others	(10,349)	(8,593)	(4,975)	(3,064)
Interest expenses with respect to leases	(60)	(72)	(19)	(22)
Other financing expenses (including related parties), net	(97)	(323)	(38)	(85)
Total financing expenses	$(16,420)	$(15,768)	$(7,281)	(5,593)
Financing income	$518	$289	$418	120
Interest Expense, Net	$(15,902)	$(15,479)	$(6,863)	(5,473)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 79 healthcare properties with an aggregate of 10,426 licensed beds. We hold fee title to 78 of these properties and hold one property under a long term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of September 30, 2022, the aggregate annualized average base rent under the leases for our properties was approximately $82.3 million.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 11.3% of the outstanding OP units.

Recent Developments

COVID-19 Update

The pandemic caused by the coronavirus known as COVID-19 has not had a material adverse effect on the Company’s financial performance, results of operations, liquidity or access to financing. However, the Company’s operations and financial performance are dependent on the ability of its tenants to meet their lease obligations to the Company.

To the Company’s knowledge and based on information provided to the Company by our tenants, the financial effects of the pandemic on the Company’s tenants have increased operating costs resulting from the implementation of safety protocols and procedures our tenants are taking to prevent and mitigate the potential outbreak and spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy and higher agency expenses. The Company believes that the declines in occupancy were primarily due to declining referrals as a result of hospitals postponing elective surgeries as well as patients’ concerns regarding the risk of infection from COVID-19.

As a result of the COVID-19 pandemic, our tenants have received financial support under several government programs. These programs consisted of forgivable loans under Paycheck Protection Program, grants to operators under the Coronavirus Aid, Relief and Economic Security (CARES) Act in an amount equal to 2% of their historical annual revenues, accelerated payments under Medicare, and increased funding for Medicaid patients by some state governments.

The Company’s management does not expect that the discontinuation of these government programs will have a material adverse effect on the tenants’ ability to pay rent for four reasons. First, the Company’s management believes that most nursing home residents in the United States have received vaccines for COVID-19, which have been highly effective in preventing cases of COVID-19. Second, occupancy significantly increased between April 2021 and October 2022. Third, the source of the tenants’ revenues has partially shifted from Medicaid to Medicare because more patients have become eligible for Medicare due to changes in the eligibility criteria. The tenants receive larger payments from Medicare than Medicaid. Fourth, most of the Company’s tenants have the ability to maintain profitability notwithstanding the decrease in revenues because approximately 85% to 90% of their operating costs are variable items (such as labor costs, food, drugs and supplies, including personal protection equipment and cleaning supplies) that can be reduced when occupancy decreases.

To the Company’s knowledge, its tenants are complying with all applicable governmental requirements and guidelines for addressing the risks posed by COVID-19. Although there have been a limited number of confirmed cases of COVID-19 at the facilities operated by the Company’s tenants, to its knowledge, other than our tenants operating under a master lease for six facilities in central Illinois, these cases have not had a material impact on any of the operators.

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

In August 2022, the Company made a loan of $1 million to an unaffiliated nursing home operator in Kentucky. If the Company acquires the property, this interest-bearing note will be repaid at closing.

In August 2022, the Company executed a contract to sell one of its assets used as a skilled nursing facility and a long-term acute care facility located in Plano, Texas to a third party for a purchase price of $12 million. The anticipated gain on sale is approximately $5.1 million and the transaction is expected to close in early December 2022.

In October 2022, the Company executed a line of credit with a value of $2.5 million with the new tenants of the Southern Illinois properties. This line of credit is collateralized against tenant accounts receivable. Interest on this line of credit is Prime Rate of no less than 4% plus margin of 2.75% and maturity is through August 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021:

	Three Months Ended September 30,		Increase /	Percentage
(dollars in thousands)	2022	2021	(Decrease)	Difference
Revenues:
Rental revenues	$24,235	$23,548	$687	2.9%

Expenses:
Depreciation	6,335	6,069	266	4.4%
Amortization	757	757	-	0.0%
General and administrative expenses	730	2,388	(1,658)	(69.4%)
Property and other taxes	3,873	3,350	523	15.6%
Facility rent expenses	139	357	(218)	(61.1%)
Credit for doubtful accounts	(5,100)	-	(5,100)	100%
Total Expenses	6,734	12,921	(6,187)	(47.9%)
Interest expense, net	6,863	5,473	1,390	25.4%
Amortization of interest expense	129	75	54	72%
Mortgage Insurance Premium	426	466	(40)	(8.6)%
Total Interest Expenses	7,418	6,014	1,404	23.3%
Other loss
Foreign currency transaction loss	(833)	(1,931)	1,098	56.9%
Net Income	9,250	2,682	6,568	244.9%
Net income attributable to noncontrolling interest	(8,232)	(2,390)	(5,842)	244.4%
Net Income attributable to common stockholders	1,018	292	726	248.6%
Basic and diluted income per common share	$0.17	$0.05

Rental revenues: Rental revenues for the three months ended September 30, 2022, increased by $0.7 million or 2.9% due to the six new properties acquired in August 2021.

Depreciation and Amortization: Increase in depreciation of $0.27 million or 4.4% is primarily due to an increase in new real estate investments made in the third quarter of 2021.

General and administrative expenses: Decrease in general and administrative expenses of $1.7 million or 69.4% is primarily due to internal costs incurred related to the Series C Bonds and the acquisition of the new Tennessee properties in the third quarter of 2021.

Property and other Taxes: Increase in property taxes of $0.5 million or 15.6% is primarily due to increases in county taxes paid in the third quarter of 2022.

(Credit) Provision for Doubtful Accounts: In the third quarter of 2022, the Company recognized income of $4.4 million as a result of the successful foreclosure of mortgages held by the Company on properties located in Massachusetts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $1.4 million or 25.4% is primarily caused by increases in the floating rate on mortgage loan facility.

Foreign currency transaction loss: Decrease in realized foreign currency transaction loss of $1.1 million was due to lower foreign currency transaction losses incurred in connection with bond payments in the third quarter of 2022 compared to losses incurred from bond repayments that occurred during the nine months ended September 30, 2021 as a result of changes in the value of the U.S. dollar relative to the New Israeli Shekel.

Net Income: Increase in net income from $2.7 million during the third quarter of 2021, to $9.2 million during the third quarter of 2022 (244.9%) is primarily result of recoveries recognized from the successful foreclosure of mortgages in the third quarter of 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended September 30,		Increase /	Percentage
(dollars in thousands)	2022	2021	(Decrease)	Difference
Revenues:
Rental revenues	$68,972	$64,051	$4,921	7.7%

Expenses:

Depreciation	19,386	17,855	1,531	8.6%
Amortization	2,271	2,271	-	0.0%
General and administrative expenses	4,150	4,674	(524)	(11.2%)
Property and other taxes	9,494	7,892	1,602	20.3%
Facility rent expenses	398	603	(205)	(34.0%
(Credit) Provision for doubtful accounts	(4,437)	93	(4,530)	(4,871.0%)
Total Expenses	31,262	33,388	(2,126)	(6.4%)
Interest expense, net	15,902	15,479	423	2.7%
Amortization of interest expense	317	227	90	39.6%
Mortgage Insurance Premium	1,287	1,294	(7)	(0.5%)
Total Interest Expenses	17,506	17,000	506	3.0%
Other (loss) income
Gain from sale of real estate investments	-	3,842	(3,842)	-
Foreign currency transaction loss	(10,932)	(8,775)	(2,157)	24.6%

Net Income	9,272	8,730	542	6.2%
Net income attributable to noncontrolling interest	(8,252)	(3,368)	(4,884)	145.0%
Net income attributable to predecessor	-	(4,943)	4,943	-
Net Income Attributable to common stockholders	1,020	419	601	143.4%
Basic and diluted income per common share	$0.17	$0.07

Rental revenues: Rental revenues during the first nine months of 2022 increased by $4.9 million or 7.7% due to the six new properties acquired in in August of 2021. This increase was offset by a one-time loss of $1.1 million in the second quarter of 2022 due to the write-offs of straight-line rent receivables related to certain defaulted leases. Additionally, revenue was increased by $1.1 million due to additional property taxes being reimbursed by the tenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Depreciation and Amortization: Increase in depreciation of $1.5 million or 8.6% is primarily due to an increase of $1.5 million related to new real estate investments made in the third quarter of 2021.

General and Administrative Expense: Decrease in general and administrative expenses of $0.5 million or 11.2% is primarily due to costs incurred related to the Series C Bonds and the acquisition of the new Tennessee properties in the third quarter of 2021.

Property and other Taxes: The increase in property taxes of $1.6 million or 20.3% is primarily due to increases in real estate taxes and franchise taxes paid by new properties acquired in the third quarter of 2021.

(Credit) Provision for Doubtful Accounts: In the third quarter of 2022, the Company recognized $4.4 million in income from the successful foreclosure of mortgages held by the Company on properties located in Massachusetts with respect to loans written off at December 31, 2021. The decrease in the provision for doubtful accounts of $4.5 million or 4,871% is primarily related to this recovery.

Interest expense, net: The increase in interest expense of $0.4 million or 2.7% is primarily related to increases in floating rate interest on mortgage loan facility.

Gain from Sale of Real Estate Investments: There were no gains from the sale of real estate during the first nine months of 2022 because there were no asset dispositions during this period.

Foreign Currency Transaction Loss: Increase in realized foreign currency transaction loss of $2.2 million was due to higher losses incurred in connection with the repayment of the Series B Bonds in March 2022 compared to losses incurred from bond repayments that occurred during the nine months ended September 30, 2021 as a result of changes in the value of the U.S. dollar relative to the New Israeli Shekel.

Net Income: The increase in net income from $8.7 million during the nine months ended September 30, 2021 to $9.3 million in the nine months ended September 30, 2022 is mainly due to a decrease in total expenses as a result of the aforementioned mortgage recoveries, the increase in foreign currency transaction losses of $2.2 million, and the absence of the $3.8 million in gain from sale of real estate investments recorded in 2021.

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

As of September 30, 2022, we had cash and cash equivalents and restricted cash and equivalents of $37.2 million. We also had the ability to offer additional Series C Bonds from the current outstanding of $53.9 million up to $177 million subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of September 30, 2022, on a consolidated basis, we had total indebtedness of approximately $459.0 million, consisting of $277.6 million in HUD guaranteed debt, $75.3 million in net Series A Bonds and Series C Bonds outstanding and $106.1 million in commercial mortgages. Under our Bonds and our commercial mortgages, we are subject to continuing covenants, and future indebtedness that we may incur, may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

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

Through 2027 there are two balloon payment obligations consisting of a payment of $44.6 million due under the Series C Bonds in 2026 and a payment of $86.0 million due under our commercial bank term loan due in 2027. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
		(Predecessor)
(dollars in thousands)
Net cash provided by operating activities	$37,421	$31,244
Net cash used in investing activities	(8,469)	(63,350)
Net cash (used in) provided by financing activities	(43,850)	25,596
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(14,898)	(6,510)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	52,128	42,059
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$37,230	$35,549

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities increased $4.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease of $5.9 million in accounts payable and accrued liabilities as well as an increase in foreign currency transaction losses and the absence of the gain on real estate sale during the nine month period ended on September 30, 2022.

Cash used in investing activities for the nine months ended September 30, 2022 was comprised of a net increase in notes receivable of $8.5 million, of which $8.0 million is a result of a note purchased related to our Arkansas properties and a note receivable of $1.0 million made by an unaffiliated nursing home operator in Kentucky in favor of the Company in the third quarter 2022. The decrease of $54.9 million compared to the nine months ended September 30, 2021 is due to the decrease in real estate purchases.

Cash flows used in financing activities for the nine months ended September 30, 2022 were primarily comprised of $14.2 million in principal bond payments, a $10.9 million in distribution to the non-controlling holders and a decrease of $17.4 million in net borrowings as a result of $105.0 million new borrowing under a mortgage loan facility that was used to repay $91.8 million in Series B bonds and non-HUD bank debt of $29.1 million.

Cash flows used in financing activities for the nine months ended September 30, 2021 were primarily comprised of $63 million in new bond proceeds, $22.5 million in principal bond payments, $15.1 million of repayment of senior debt and payment of preferred dividends of $1.5 million. These uses were offset by proceeds from the sale of bonds held by a subsidiary of $1.7 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of September 30, 2022, we had non-recourse mortgage loans of $277.6 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of September 30, 2022, was 3.88% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the September 30, 2022 the rate was 6.1%). As of September 30, 2022, total outstanding principal amount was $103.26 million. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of September 30, 2022, the Company is in compliance with the loan covenants.

Other Debt

As of September 30, 2022 and December 31, 2021, the Company had $0 and $1.4 million, respectively, in outstanding amounts due under notes due to sellers of properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series A Bonds and Series C Bonds.

Series A Bonds

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

A portion of the Series A Bonds have been repurchased by a subsidiary of the BVI Company. As of September 30, 2022, the aggregate principal amount of the Series A Bonds was NIS 74.9 million ($21.1 million). As of September 30, 2022 we held NIS 3.7 million ($1.0 million) of these Bonds that we have repurchased. On July 4, 2022, Standard & Poor’s upgraded the rating on Bond A from ilA- to ilA, and interest rate was decreased from 6.9% to 6.4%.

The Series A Bonds are traded on the Tel Aviv Stock Exchange Ltd. (“TASE”).

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par.

As of September 30, 2022, the outstanding principal amount of the Series C Bonds was NIS 195.5 million ($55.2 million).

The Series C Bonds are traded on the TASE.

Summary of fixed and variable loans

	September 30,	December 31,
	2022	2021
	(Amounts in $000s)
Fixed rate loans	$352,912	$479,388
Variable rate loans	106,111	24,789
Gross Notes Payable and other Debt	$459,023	$504,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Funds From Operations (“FFO”)

The Company believes that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. For the nine and three months ended September 30, 2022 and 2021, we excluded as non-recurring items the amount of $10.9 million, $8.8 million, $0.8 million and $1.9 million, respectively, in reclassification of foreign currency transaction losses the Company recorded with respect to foreign currency fluctuations that the Company realized at the time of bond principal payment. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

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

The following table reconciles our calculations of FFO and AFFO for the nine and three months ended September 30, 2022 and 2021, to net income, the most directly comparable GAAP financial measure, for the same periods (in thousands):

FFO and AFFO

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
(dollars in $1,000s)		(Predecessor)		(Predecessor)
Net income	$9,272	$8,730	$9,250	$2,682
Depreciation and amortization	21,657	20,126	7,092	6,826
(Credit) Provision for doubtful accounts*	(4,437)	-	(5,100)	-
Gain from Sale of Real Estate Investments	-	(3,842)	-	-
Funds from Operations	26,492	25,014	11,242	9,508
Adjustments to FFO:
Straight-line rent	(2,138)	(1,724)	(2,284)	(1,022)
Straight-line rent receivable write-off**	1,075	-	1,075	-
Foreign currency transaction loss	10,932	8,775	833	1,931
Funds from Operations, as Adjusted	$36,361	$32,065	$10,866	$10,417

* The Company recovered $4.4 million with respect to foreclosure sales of assets in Massachusetts.

** The Company recognized a loss of $1,075,000 in the second quarter of 2022 due to the write-off of straight-line rent receivables related to the Western Illinois facilities

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form 10, filed with the SEC on July 12, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2022.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of September 30, 2022, we had $20.1  million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $55.2 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, and $383.7 million in senior debt notes, of which $277.6 are HUD guaranteed debt at fixed interest rate of 3.88% and $106.1 million (23.1% of total debt) of floating rate debt, in which $103.3 million of the debt   bears interest at variable rate equal to one month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2022 the rate was 6.1%), and $2.8 million of it bears interest of Prime plus a margin of 0.5% (as of September 30, 2022 the rate was 6.75%). At September 30, 2022, one-month SOFR was 2.98% and Prime was 6.25%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR and one-month Prime increased 100 basis points, our annual cash flow would decrease by approximately $1,061,000. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners/borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold these five properties through a mortgage foreclosure sale for the total amount of $7.5 million. As of September 30th, 2022, the Company has received $4.4 million from four closings and is in the process of pursuing collection efforts with respect to the last property and plans to pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the third quarter of 2022.

Item 5. Other Information

Item 6–Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT Inc.*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: November 14, 2022	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: November 14, 2022	By:	/s/ Nahman Eingal
	Name:	Nahman Eingal
	Title:	Chief Financial Officer

