Form 10-K
period 2022-12-31
Strawberry Fields REIT, Inc.
filed 2023-03-27
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-56451

STRAWBERRY FIELDS REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	84-2336054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6101 Nimtz Parkway, South Bend, IN 46628

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (574) 807-0800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable

As of March 27, 2023, there were 6,365,856 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. This Form 10-K also contains forward-looking statements by third parties relating to market and industry data and forecasts; forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Form 10-K. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, Funds From Operations (“FFO”), our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

● risks and uncertainties related to the national, state and local economies, particularly the economies of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas, and the real estate and healthcare industries in general;

● availability and terms of capital and financing;

● the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;

● adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;

● competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including skilled nursing facilities;

● the impact of COVID-19 on our business and the business of our tenants and operators, including without limitation, increased costs and decreased occupancy levels experienced by operators of skilled nursing facilities;

● our tenants’ ability to make rent payments;

● our dependence upon key personnel whose continued service is not guaranteed;

● availability of appropriate acquisition opportunities and the failure to integrate successfully;

● ability to source target-marketed deal flow;

● ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to deploy the proceeds therefrom on favorable terms;

● fluctuations in mortgage and interest rates;

● changes in the ratings of our debt securities;

● risks and uncertainties associated with property ownership and development;

● the potential need to fund improvements or other capital expenditures out of operating cash flow;

● potential liability for uninsured losses and environmental liabilities;

● the outcome of pending or future legal proceedings;

● changes in tax laws and regulations affecting REITs;

● our ability to maintain our qualification as a REIT; and

● the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

GLOSSARY OF CERTAIN TERMS

The following is a glossary of certain terms used in this Form 10-K:

“ADA” means the Americans with Disabilities Act of 1990, as amended.

“ALF” means assisted living facility.

“Affordable Care Act” means the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.

“BVI Company” means Strawberry Fields REIT, Ltd., a company organized under the laws of the British Virgin Islands. Upon the consummation of the formation transactions, the BVI Company became a wholly-owned subsidiary of the Operating Partnership.

“CAGR” means compound annual growth rate.

“Capitalization rate” means the ratio of a property’s operating income to its purchase price.

“CMS” means the Centers for Medicare and Medicaid Services, which administers Medicare, Medicaid and the State Children’s Health Insurance Program.

“Company” means Strawberry Fields REIT, Inc., a Maryland corporation.

“Dollars” or “$” means United States dollars.

“EBITDA” means earnings before interest, taxes, depreciation and amortization.

“EBITDAR” means earnings before interest, taxes, depreciation, amortization and rent.

“EBITDARM” means earnings before interest, taxes, depreciation, amortization, rent and management fees.

“GLA” or “gross leasable area” or means the area in any building that may be leased to tenants.

“HHS” means the U.S. Department of Health and Human Services.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996, as amended.

“HITECH Act” means the Health Information Technology for Economic and Clinical Health Act.

“HUD” means the U.S. Department of Housing and Urban Development, the federal government agency for housing and urban development.

“long-term acute care hospital” or “LTACH” means medical institutions in which patients requiring prolonged hospitalization (but who are stable) are given medical care and rehabilitation for several weeks. The operation of these institutions is subject to receipt of a suitable license.

“NIS” means New Israeli Shekels.

“Operating Partnership” means Strawberry Fields Realty LP, a Delaware limited partnership.

“OP units” means the units of limited partnership interests in the Operating Partnership.

“Predecessor Company” means Strawberry Fields REIT, LLC, an Indiana limited liability company. Prior to the consummation of the formation transactions, the Predecessor Company was the indirect owner of 73 of our properties.

“SNF” means a skilled nursing facility.

“Series A Bonds” means the Series A Bonds issued by the BVI Company, which were first offered to the public in Israel in 2015. The net outstanding principal balance of the Series A Bonds on December 31, 2022, was approximately $20.2 million.

“Series B Bonds” means the Series B Bonds issued by the BVI Company, which were first offered to the public in Israel in 2018. The outstanding principal balance of the Series B Bonds on December 31, 2021, was approximately $93.7 million. The Series B Bonds were repaid in full during the year ended December 31, 2022.

“Series C Bonds” means the Series C Bonds issued by the BVI Company, which were first offered to the public in Israel on July 28, 2021. As of December 31, 2022, the Series C Bonds had an outstanding principal balance of approximately $55.6 million.

“TASE” means the Tel Aviv Stock Exchange Ltd.

“TRS” means taxable REIT subsidiary.

TENANT INFORMATION

This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us and are not subject to SEC reporting requirements.

The information related to our tenants contained or referred to in this Annual Report on Form 10-K was provided to us by such tenants. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only.

PART I

References in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” refer to Strawberry Fields REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, Strawberry Fields Realty LP, a Delaware limited partnership, which we refer to in this Form 10-K as our Operating Partnership. We are the sole general partner of our Operating Partnership. The historical operations described in this Form 10-K that occurred prior to June 8, 2021, refer to the historical operations of the businesses and assets of Strawberry Fields REIT, LLC, an Indiana limited liability company and our accounting predecessor (which we refer to in this Form 10-K as the Predecessor Company). On June 8, 2021, the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of the liabilities of the Predecessor Company, in connection with the consummation of the formation transactions described in this Form 10 under the caption “Structure and Formation of Our Company.”

ITEM 1. Business

We are a self-managed and self-administered company that specializes in the acquisition, ownership and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of the date of this Form 10-K, our portfolio consisted of 79 healthcare properties with an aggregate of 10,351 licensed beds. We hold fee title to 78 of these properties, and hold one property under a long-term lease. These properties are located across Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. Our 79 properties comprise 83 healthcare facilities, consisting of the following:

●	76 stand-alone skilled nursing facilities;
●	two dual-purpose facilities used as both skilled nursing facilities and long-term acute care hospitals; and
●	three assisted living facilities.

We generate substantially all of our revenues by leasing our properties to tenants under long-term leases on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operation of such facilities. As of the date of this Form 10-K, the aggregate annualized average base rent under the leases for our properties was approximately $82.5 million.

Since the Predecessor Company was formed, we have grown significantly through acquisitions, having purchased 29 properties since January 2017, with an aggregate purchase price of approximately $204.1 million. Since 2017, our aggregate annualized average base rent has grown at an approximate 7.6% CAGR from $57.1 million in fiscal year 2017 to $82.5 million in fiscal year 2022. In addition, our Adjusted EBITDA and FFO from 2018 to 2022 grew at an approximate 10.8% and 23.4% CAGR, respectfully. During that period, we expanded our geographic footprint from six states to nine states.

From January 1, 2022, through March 27, 2023, we acquired one SNF for a total cost of approximately $6.0 million (including finder fees and leasehold improvements), which includes capitalized acquisition costs. This acquisition is expected to generate initial annual cash revenues of approximately $0.6 million.

Our management team has extensive experience in acquiring, owning, financing, operating and leasing of skilled nursing facilities and other types of healthcare properties. The team is led by Moishe Gubin, our Chief Executive Officer and Chairman of our Board of Directors, Nahman Eingal, our Chief Financial Officer, and Jeffrey Bajtner who serves as our Senior Investment Officer. Combined, this team has over 50 years of experience investing in real estate and particularly in healthcare related real estate and operating companies. They have completed over 80 real estate related/healthcare related acquisitions totaling over $900 million in gross investment through various investment vehicles. Our management team also has extensive experience as operators of, and healthcare consultants to, skilled nursing facilities, having managed and operated over 60 skilled nursing facilities, including 41 of our current tenants. We believe our management team’s unique experience across both skilled nursing operations and real estate and its extensive knowledge of the skilled nursing industry position us favorably to take advantage of healthcare investment opportunities. Additionally, our deep and broad relationships with industry operators have allowed us to identify and acquire skilled nursing facilities to which many of our competitors do not have access.

We have assembled a high quality and diversified portfolio of skilled nursing and other healthcare related facilities and we plan to continue to invest primarily in skilled nursing facilities and other healthcare facilities that primarily provide services to the elderly. We believe these asset classes provide potential for higher risk-adjusted returns compared to other forms of net-leased real estate assets due to the specialized expertise necessary to acquire, own, finance and operate these properties, which are factors that tend to limit competition among investors, owners, operators and finance companies. Additionally, our management team’s strong relationships in the industry have allowed us to acquire healthcare-related properties at valuations that achieve attractive lease yields, with the goal of generating strong returns for our stockholders over the long-term. As we continue to acquire additional properties and expand our portfolio, we expect to continue diversifying our portfolio by geography and by tenant, while also maintaining balance sheet strength and liquidity.

As of December 31, 2022, we had notes receivable consisting of a working capital loan to one of our tenants with a balance of $1.9 million, two uncollateralized loans to purchasers of our former properties with an aggregate balance due of $9.1 million, an $8 million uncollateralized note that the Company purchased related to our Arkansas properties and a short-term loan with a balance of $0.4 million which was repaid in January 2023. All of the notes receivable are current.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through Strawberry Fields Realty, L.P. (the “Operating Partnership”). We are the general partner of the Operating Partnership and own approximately 12.0% of the outstanding OP units. To maintain REIT status, we must meet certain organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures). From time to time, we also extend loans to healthcare operators, generally secured by their receivables. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory, and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants monthly.

We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Our Industry

The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:

●	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past. The same trend is impacting ALFs, which are now generally serving some patients who previously would have received services at SNFs.

●	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities.

●	Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,000 facilities as of December 2020, as compared with over 16,700 facilities as of December 2000. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings and an aging population.

●	Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals aged 75 and older. The 2020 U.S. Census reported that there were over 56 million people in the United States in 2020 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $196.8 billion in 2020, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $266 billion in 2028. Although skilled nursing and seniors housing occupancy rates have declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for skilled nursing services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.

Tenants and Operators

Our properties are currently leased to 83 tenants under 27 lease agreements. Our leases include 8 master lease agreements that cover 64 facilities leased to 64 tenants, with the remaining 19 leases each covering a single facility leased to one tenant. Forty-one of our tenants are related parties.

Each property is operated as a healthcare facility by a licensed operator, which may be the tenant or a separate operator. Each operator holds a license granted by state regulators to operate a specific type of facility. All the operators have experienced management teams and senior healthcare staff with substantial knowledge of their respective local markets. We target healthcare operators that are owned by principals with a history of quality care, and the demonstrated ability to successfully navigate in a changing healthcare operating environment. Certain operators are related parties.

We believe that each of the operators of our properties is primarily focused on serving the needs of the local community. Unlike operators that are part of a large national healthcare conglomerate, we believe the operators at our properties can manage their facilities more efficiently because they are not burdened by costly infrastructure and have the flexibility to rapidly adjust their cost structure to respond to changes in the reimbursement environment.

In order to operate efficiently and improve profitability, most of the operators at our facilities have engaged large consulting firms that specialize in healthcare and skilled nursing operations. These consulting firms provide advice and assistance on marketing, operating policies and procedures, billing, collections and regulatory compliance. The operators and consultants work together to develop and standardize best practices in the facilities, while operating in a cost-efficient manner. The operators at our properties primarily use one of nine principal consulting firms, including three firms that are part of Infinity Healthcare, a healthcare consulting business that is owned by the Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors.

The tenants and operators of our properties have demonstrated the ability to generate consistent profitability despite the challenging markets in which they operate. In many cases, these tenants and operators have successfully optimized and stabilized underperforming skilled nursing facilities. While these tenants and operators have been successful, we expect to seek opportunities to diversify our tenant/operator mix through future acquisitions that will be leased to new operators.

The following table contains information regarding our healthcare facility portfolio by tenant, as of March 27, 2023.

Lessor/ Company Subsidiary	Manager/Tenant/ Operator (1)	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (2)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease Indiana
1020 West Vine Street Realty LLC	The Waters of Princeton II LLC	IN	SNF	95	2025	32,571	100%	1,045,506	1.27%	32.10
12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	IN	SNF	123	2025	67,851	100%	1,353,655	1.64%	19.95
1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	IN	SNF	99	2025	28,050	100%	1,089,527	1.32%	38.84
1600 East Liberty Street Realty LLC	The Waters of Covington II, LLC	IN	SNF	119	2025	40,821	100%	1,309,634	1.59%	32.08
1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	IN	SNF	100	2025	31,245	100%	1,100,532	1.33%	35.22
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	IN	SNF	95	2025	45,156	100%	1,045,506	1.27%	23.15
2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	IN	SNF	103	2025	30,060	100%	1,133,548	1.37%	37.71
3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	IN	SNF	81	2025	25,469	100%	891,431	1.08%	35.00
405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	IN	SNF	58	2025	16,140	100%	638,309	0.77%	39.55
950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	IN	SNF	138	2025	39,438	100%	1,518,735	1.84%	38.51
958 East Highway 46 Realty LLC	The Water of Batesville II LLC	IN	SNF	86	2025	59,582	100%	946,458	1.14%	15.88
2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	IN	SNF	72	2025	22,350	100%	792,383	0.96%	35.45
The Big H2O LLC	The Waters of New Castle II LLC	IN	SNF	66	2025	24,860	100%	726,351	0.88%	29.22
Master Lease Central Illinois
253 Bradington Drive, LLC	Bria of Columbia LLC	IL	SNF	119	2032	43,189	100%	279,872	0.34%	6.48
3523 Wickenhauser, LLC	Bria of Alton LLC	IL	SNF	181	2032	44,840	100%	425,687	0.52%	9.49
727 North 17TH Street, LLC	Belleville Healthcare Center LLC	IL	SNF	180	2032	50,650	100%	423,335	0.51%	8.36
107 South Lincoln Street LLC (3)	Bria of Smithson, LLC	IL	SNF	0	0	21,150	0%	367,518	0.45%	17.38
1623 West Delmar Avenue, LLC	Bria of Godfrey LLC	IL	SNF	68	2032	15,740	100%	247,438	0.30%	15.72
393 Edwardsville Road, LLC	Bria of WoodRiver LLC	IL	SNF	106	2032	29,491	100%	385,712	0.47%	13.08
Master Lease Landmark
1621 Coit Road Realty, LLC	Landmark of Plano Rehabilitation and Nursing Center, LLC	TX	SNF	160	2032	49,812	100%	1,177,910	1.43%	23.65
8200 National Avenue Realty, LLC	Landmark of Midwest City Rehabilitation and Nursing Center, LLC	OK	SNF	106	2032	39,789	100%	780,365	0.95%	19.61
8200 National Avenue Realty, LLC	Landmark of Midwest City Hospital, LLC	OK	LTACH	31	2032	49,319	100%	228,220	0.28%	4.63
5601 Plum Creek Drive Realty, LLC	Landmark of Amarillo Rehabilitation and Nursing Center, LLC	TX	SNF	99	2032	60,031	100%	728,832	0.88%	12.14
9300 Ballard Road Realty, LLC	Landmark of Des Plaines Rehabilitation and Nursing Center, LLC	IL	SNF	231	2032	70,556	100%	1,700,607	2.06%	24.10
911 South 3rd Street, LLC	Chalet Of Niles, LLC	MI	SNF	100	2032	31,895	100%	736,193	0.89%	19.61
1015 Magazine Street, LLC	Landmark of River City Rehabilitation and Nursing Center, LLC	KY	SNF	92	2032	36,050	100%	677,298	0.82%	18.79
900 Gagel Avenue, LLC	Landmark of Iroquois Park Rehabilitation and Nursing Center, LLC	KY	SNF	120	2032	36,374	100%	883,432	1.07%	24.29
308 West Maple Avenue, LLC	Landmark of Lancaster Rehabilitation and Nursing Center, LLC	KY	SNF	96	2032	42,438	100%	706,746	0.86%	16.65
1155 Eastern Parkway, LLC	Landmark of Louisville Rehabilitation and Nursing Center, LLC	KY	SNF	252	2032	106,250	100%	1,855,208	2.25%	17.46
203 Bruce Court, LLC	Landmark of Danville Rehabilitation and Nursing Center, LLC, Goldenrod Village Assisted Living Center, LLC	KY	SNF/ ALF	108	2032	46,500	100%	795,089	0.96%	17.10
120 Life Care Way, LLC	Landmark of Bardstown Rehabilitation and Nursing Center, LLC	KY	SNF	100	2032	36,295	100%	736,193	0.89%	20.28
1033 North Highway 11, LLC	Landmark of Laurel Creek Rehabilitation and Nursing Center, LLC	KY	SNF	106	2032	32,793	100%	780,365	0.95%	23.80
945 West Russell Street, LLC	Landmark of Elkhorn City Rehabilitation and Nursing Center, LLC	KY	SNF	106	2032	31,637	100%	780,365	0.95%	24.67
1253 Lake Barkley Drive, LLC	Landmark of Kuttawa, A Rehabilitation & Nursing Center, LLC	KY	SNF	65	2032	37,892	100%	478,526	0.58%	12.63
420 Jett Drive, LLC	Landmark of Breathitt County Rehabilitation and Nursing Center, LLC	KY	SNF	120	2031	32,581	100%	883,432	1.07%	27.11
Master Lease Ohio
3090 Five Points Hartford Realty, LLC	Continent Health Company of Hartford, LLC	OH	SNF	54	2025	15,504	100%	196,012	0.24%	12.64
3121 Glanzman Road Realty, LLC	Continent Health Company of Toledo, LLC	OH	SNF	84	2025	24,087	100%	304,908	0.37%	12.66
620 West Strub Road Realty, LLC	Continent Health Company of Sandusky, LLC	OH	SNF	50	2025	18,984	100%	181,493	0.22%	9.56
4250 Sodom Hutchings Road Realty, LLC	Continent Health Company of Cortland, LLC	OH	SNF	50	2025	14,736	100%	181,493	0.22%	12.32
Master Lease Tennessee 1
115 Woodlawn Drive, LLC	Lakebridge A Waters Community, LLC	TN	SNF	109	2031	37,734	100%	1,514,820	1.84%	40.14
146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	TN	SNF	80	2031	30,139	100%	1,111,794	1.35%	36.89
704 5TH Avenue East, LLC	The Waters of Springfield, LLC	TN	SNF	66	2031	19,900	100%	917,230	1.11%	46.09
2501 River Road, LLC	The Waters of Cheatham, LLC	TN	SNF	80	2031	37,953	100%	1,111,794	1.35%	29.29
202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	TN	SNF	91	2031	34,070	100%	1,264,666	1.53%	37.12
140 Technology Lane, LLC	The Waters of Johnson City, LLC	TN	SNF	84	2031	34,814	100%	1,167,384	1.41%	33.53
835 Union Street, LLC	The Waters of Shelbyville, LLC	TN	SNF	96	2031	44,327	100%	1,334,153	1.62%	30.10
Master Lease Tennessee 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community, LLC	TN	SNF	84	2031	27,100	100%	1,628,910	1.97%	60.11
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, A Water’s Community, LLC	TN	SNF	66	2031	22,454	100%	1,279,858	1.55%	57.00
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	TN	SNF	90	2031	51,565	100%	1,745,261	2.11%	33.85
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	TN	SNF	90	2031	30,312	100%	1,745,261	2.11%	57.58
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	TN	SNF	120	2031	53,913	100%	2,327,014	2.82%	43.16
Master Lease Arkansas 1
5301 Wheeler Avenue, LLC	Wheeler Avenue Operating LLC	AR	SNF	117	2028	41,490	100%	821,950	1.00%	19.81
414 Massey Avenue, LLC	Massey Avenue ALF Operating LLC	AR	ALF	32	2028	12,548	100%	224,807	0.27%	17.92
706 Oak Grove Street, LLC	Oak Grove Street Operating LLC	AR	SNF	97	2028	31,586	100%	681,445	0.83%	21.57
8701 Riley Drive, LLC	Riley Drive Operating LLC	AR	SNF	140	2028	61,543	100%	983,530	1.19%	15.98
1516 Cumberland Street, LLC	Cumberland Street Operating LLC	AR	SNF	120	2028	82,328	100%	843,025	1.02%	10.24
5720 West Markham Street, LLC	West Markham Street Operating LLC	AR	SNF	154	2028	56,176	100%	1,081,883	1.31%	19.26
2501 John Ashley Drive, LLC	John Ashley Drive Operating LLC	AR	SNF	140	2028	65,149	100%	983,530	1.19%	15.10
1513 South Dixieland Road, LLC	South Dixieland Road Operating LLC	AR	SNF	110	2028	32,962	100%	772,773	0.94%	23.44
826 North Street, LLC	North Street Operating LLC	AR	SNF	94	2028	30,924	100%	660,370	0.80%	21.35
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	IL	SNF	190	2026	37,100	100%	1,005,313	1.22%	27.10
Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	IL	SNF	140	2025	37,139	100%	1,038,000	1.26%	27.95
Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	IL	SNF	143	2031	37,854	100%	1,083,048	1.31%	28.61
Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	IL	SNF	144	2024	34,152	100%	1,215,483	1.47%	35.59
Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	IL	SNF	178	2031	34,362	100%	1,260,000	1.53%	36.67
Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	IL	SNF	208	2031	53,653	100%	1,575,348	1.91%	29.36
Westshire Nursing Realty, LLC	City View Multicare Center, LLC	IL	SNF	485	2025	124,020	100%	1,788,365	2.17%	14.42
Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	IL	SNF	221	2026	60,000	100%	2,134,570	2.59%	35.58
West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	IL	SNF	259	2027	70,314	100%	1,961,604	2.38%	27.90
Niles Nursing Realty, LLC	Niles Nursing & Rehabilitation Center, LLC	IL	SNF	304	2026	46,480	100%	2,409,998	2.92%	51.85
Parkshore Estates Nursing Realty, LLC	Parkshore Estates Rehabilitation and Nursing Center, LLC	IL	SNF	318	2024	94,018	100%	2,454,187	2.97%	26.10
Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	IL	SNF	404	2026	120,000	100%	2,547,712	3.09%	21.23
516 West Frech Street LLC	Parker Rehab & Nursing Center, LLC	IL	SNF	102	2031	24,979	100%	498,350	0.60%	19.95
4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	IL	SNF	245	2030	104,000	100%	478,985	0.58%	4.63
1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	IN	SNF	89	2024	26,572	100%	549,884	0.67%	20.69
1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	IN	SNF	64	2027	32,650	100%	116,677	0.14%	3.57
1621 Coit Road Realty, LLC	None	TX	Flex-space	-	-	24,906		-	0.00%	-
2301 North Oregon Realty, LLC	MPD Operators Mesa Hills, LLC	TX	SNF	182	2027	19,895	100%	737,455	0.89%	37.17
2301 North Oregon Realty, LLC	Mesa Hills Specialty Hospital Operator, LLC	TX	LTACH	32	2029	24,660	100%	960,000	1.16%	38.93
5601 Plum Creek Drive Realty, LLC	None	TX	Flex-space	-	-	30,015		-	0.00%	-
9209 Dollarway Road, LLC	Dollarway Road Operating LLC	AR	SNF	120	2029	45,771	100%	843,026	1.02%	18.42
Master Lease Arkansas 2
326 Lindley Lane, LLC	Lindley Lane Operating LLC	AR	SNF	120	2029	49,675	100%	850,639	1.03%	17.12
2821 West Dixon Road, LLC	West Dixon Road Operating LLC & West Dixon Road ALF Operating LLC	AR	SNF/ALF	172	2029	50,382	100%	1,219,250	1.48%	24.20
552 Golf Links Road, LLC	Golf Links Road Operating LLC	AR	SNF	152	2029	30,372	100%	1,077,476	1.31%	35.48
Total/Average				10,351		3,534,132	100%	82,520,652	100.00%	23.35

(1) The tenant and the operator are the same for each facility other than the 13 SNFs leased under the Indiana master lease agreement and one SNF in Amarillo, Texas. In the case of these other facilities, the tenants are county hospitals which have entered into management agreements with the operators listed in the table. These arrangements permit the facilities to participate in a CMS program that pays higher Medicaid reimbursement rates for facilities associated with hospitals in underserved areas.

(2) The expiration dates do not reflect the exercise of any renewable options.

(3) In February 2023 the facility was closed. The closure was a result of the tenant request and mainly for efficiency reasons. This SNF is under a master lease with 5 other facilities and the full amount of the rent payments under the master lease are continuing to be paid.

Related Party Tenants

As of December 31, 2022, we leased 41 of our facilities to tenants that are affiliates of Moishe Gubin who serves as Chairman of the Board and our Chief Executive Officer, Michael Blisko, who serves as one of our directors, and Ted Lerman, one of the controlling members of the Predecessor Company. As of March 27, 2023, approximately 64.05% of our annualized base rent is received from such related-party tenants. The failure of these tenants to fulfill their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations. In January 2023, affiliates of Moishe Gubin and Michael Blisko acquired the membership interests held by the affiliate of Ted Lerman in all of the related party tenants.

Rental income from leases with these related party tenants represented 64.0% of all rental income for the year ended December 31, 2022. We believe these affiliated relationships provide a strong alignment of interests between us and our tenants and offers us increased operating flexibility with regards to potentially replacing underperforming tenants or evaluating acquisitions in new states. As we continue to grow and expand our portfolio, we intend to develop new relationships with unrelated party tenants and operators in order to diversify our tenant base and reduce our dependence on related party and operators.

The following table contains information regarding tenant/operators that are related parties of the Company as March 27, 2023:

Manager/Tenant/Operators that are Related Parties
Lessor/Company Subsidiary	Manager/Tenant/Operator	Beneficial Owner Percentage in Tenant/Operator by Related Party
		Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP
Master Lease Indiana
1020 West Vine Street Realty, LLC	The Waters of Princeton II LLC	49.24%	50.25%
12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.24%	50.25%
1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.24%	50.25%
1600 East Liberty Street Realty LLC	The Waters of Covington II, LLC	49.24%	50.25%
1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.24%	50.25%
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.24%	50.25%
2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.24%	50.25%
3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.24%	50.25%
405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.24%	50.25%
950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.24%	50.25%
958 East Highway 46 Realty LLC	The Water of Batesville II LLC	49.24%	50.25%
2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.24%	50.25%
The Big H2O, LLC	The Waters of New Castle II LLC	49.24%	50.25%
Master Lease Tennessee
115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%
146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%
704 5TH Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%
2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%
202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%
140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%
835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%
Master Lease Tennessee 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community, LLC	50.00%	50.00%
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%
Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%
Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	50.00%	50.00%
Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%
Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%
Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Westshire Nursing Realty, LLC	City View Multicare Center LLC	50.00%	50.00%
Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	35.00%	35.00%
West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center, LLC	50.00%	50.00%
Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%
Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%
516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%
4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	27.50%	27.50%
1316 North Tibbs Avenue Realty LLC	Westpark A Waters Community, LLC	50.00%	50.00%
1585 Perry Worth Road LLC	The Waters of Lebanon LLC	50.00%	50.00%

We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios compare (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage. We utilize a standardized 5% management fee when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month. We regularly review this information to calculate the above-described coverage metrics, to identify operational trends, to assess the operational and financial impact of the changes in the broader industry environment (including the potential impact of government reimbursement and regulatory changes), and to evaluate the management and performance of the tenants’ operations. These metrics help us identify potential areas of concern relative to our tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet their ongoing obligations, including their obligations to continue paying contractual rents due to us and satisfying other financial obligations to third parties, as prescribed by our triple-net leases.

Geographic Diversification

As of March 27, 2023, our portfolio of 79 properties is broadly diversified by geographic location across nine U.S. states, comprising Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas.

The following table contains information regarding our healthcare facility portfolio by geography, as of March 27, 2023:

State	Number of Properties	Facility Type	Licensed Bed Count	Annualized Average Base Rent (Amounts in $000s)	% of Total Annualized Average Base Rent
Illinois(1)	20	20 SNFs	4,226	$25,281	30.6%
Indiana	15	15 SNFs	1,388	14,258	17.3%
Arkansas	13	12 SNFs 2 ALFs	1,568	11,044	13.4%
Kentucky	10	10 SNFs 1 ALF	1,165	8,577	10.4%
Tennessee	12	12 SNFs	1,056	17,148	20.8%
Texas	3	3 SNFs 1 LTACH	473	3,604	4.4%
Oklahoma	1	1 SNFs 1 LTACH	137	1,009	1.2%
Ohio	4	4 SNFs	238	864	1.0%
Michigan	1	1 SNF	100	736	0.9%

Totals	79	78 SNFs 2 LTACHs 3 ALFs	10,351	$82,521	100.0%

(1)	In February 2023 one of the SNF we own in Southern Illinois was closed by the tenant for efficiency reasons. This SNF is under a master lease with 5 other facilities and the full amount of the rent payments under the master lease are continuing to be paid.

Competitive Strengths

We believe that the following competitive strengths provide a solid foundation for the sustained growth of our business and successful execution of our business strategies:

Diversified Portfolio. We have a portfolio that is diversified in terms of both geography and tenant composition. As of March 27, 2023, our portfolio is comprised of 79 healthcare-related properties with a total of 10,351 licensed beds located throughout Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We believe that our geographic diversification limits the potential impact of any regulatory, reimbursement, competitive dynamic or other changes in any single market on the overall performance of our portfolio. We lease our properties to 83 tenants, with no single tenant accounting for more than 3.1% of our annualized base rent. This diversification limits our exposure for any single tenant that encounters financial or operational difficulties.

Protected Markets. In eight of the nine states in which we operate, we benefit from CON laws that require state approval for the constructions and expansion of certain types of healthcare facilities. These laws represent significant barriers to entry and limit competition in these markets.

Demonstrated Ability to Identify and Structure Accretive Acquisition Opportunities. Our management team has long-standing relationships in the skilled nursing and post-acute industries. Through their experience in acquiring these types of facilities, we have the proven ability to identify and complete complex and accretive transactions. Additionally, because many of our acquisitions are off-market opportunities sourced through our management team’s network of industry relationships, we believe we do not typically compete with larger healthcare-focused real estate companies for acquisitions as they tend to focus on larger, platform acquisition opportunities. As a result, we have consistently acquired assets at attractive valuations and believe we can continue to identify these types of opportunities to expand our portfolio.

Significant Experience Acquiring Underperforming Assets. Although we primarily seek to acquire properties that have had consistent profitability, we may also acquire underperforming properties if we believe that the underlying facilities can become successful through better management. Our management team’s prior experience as operators gives it the ability to evaluate these types of facilities and their potential for improved revenue enhancement and increased operating efficiencies. We will consider the acquisition of underperforming properties if they are available at attractive valuations and provide us with significant upside potential once their new operators have successfully stabilized and optimized their operations. If we acquire underperforming properties, we would expect to lease them to tenants and operators that have significant turnaround experience and support from experienced consultants.

Experienced and Adept Operators. We have strong and long-standing relationships with operators and their principals who have significant experience in operating successful skilled nursing facilities. These operators and their principals have a strong track record of operating in challenging markets where operators are subject to increased regulatory issues and significant competition. Additionally, these operators and their principals have learned to successfully operate facilities in which most of the revenue is earned from providing services to patients covered by Medicaid which are subject to lower reimbursement rates than other revenue sources.

Consulting Firms Provide Additional Resources for the Operators of our Facilities. Most of the operators of our facilities utilize the services of experienced healthcare consulting firms to provide them with expert advice and assistance with their operations. We believe these consulting firms provide the operators with additional expertise and resources that materially enhance their ability to operate efficiently and to meet applicable regulatory requirements.

Close Relationships with Tenants, Operators and Consultants Provide Enhanced Oversight, Market Intelligence and Strong Alignment of Interests. The nature of our close relationships with the tenants and operators of our properties and their consulting firms allows us to maintain close communication and obtain early knowledge of potential issues faced by our tenants, enabling us to address those issues that affect us as the lessor. These relationships also provide us with intelligence on the markets in which we own properties and assistance in locating new and replacement tenants. Additionally, the consulting firms assist us without charge in evaluating potential acquisitions and operators. This assistance provides us with insight on local market trends, which is particularly valuable for new markets. These relationships also provide a strong alignment of interests between our interests as a property owner and our tenants’ interests.

Well-Structured, Long-Term, Triple-Net Leases Generate Predictable and Growing Rental Income Streams. Most of our owned properties are leased to tenants under long-term, non-cancellable, triple-net leases, pursuant to which the tenants are responsible for all maintenance and repairs, insurance and taxes associated with the leased properties and the business conducted at the properties. As of December 31, 2022, 100% of the gross leasable area of our facilities was leased with an average remaining lease term of 6.47 years. Our leases generally have terms that range from 10 to 20 years with two five-year extensions, and annual rent escalators of 1% to 3% per year, which provides us with a steady and growing cash rental stream. Additionally, our leases are structured to provide us with key credit support and have credit enhancement provisions that may include non-refundable security deposits of up to 6 months, personal and corporate guarantees and cross-default provisions under our master leases. Approximately 70.1% of our total annualized rental revenue is generated through our 8 master leases that have cross-default and cross-collateralization provisions.

Seasoned Management Team with Significant Experience. Moishe Gubin, our Chairman and Chief Executive Officer, has over 25 years of operating and real estate experience in the skilled nursing and long-term care industries. Prior to founding the Predecessor Company, Mr. Gubin worked as an operator of skilled nursing facilities and built a strong operational knowledge base that has been incorporated into the day-to-day management of our current portfolio. Additionally, Mr. Gubin has significant acquisition experience having completed over 80 healthcare-related facilities with an aggregate investment amount of over $900 million since 2003. Nahman Eingal, our Chief Financial Officer, has an extensive background in real estate finance with over 20 years of experience in the banking industry focusing on commercial lending to healthcare providers. Mr. Gubin and Mr. Eingal also have significant experience accessing the debt capital markets to fund growth, having raised over $266 million of publicly traded bonds that are listed on the Tel Aviv Stock Exchange. We believe that the diverse operational and financial background and expertise of our management team gives us the ability to successfully manage our portfolio and sustain our growth.

Our Business and Growth Strategies

Our objective is to generate attractive returns for our stockholders over the long-term through dividends and capital appreciation. Key elements of our strategy include the following:

Acquire Additional Healthcare Properties in Concentrated Geographic Areas. We plan to invest primarily in real estate used as skilled nursing facilities and other healthcare facilities that provide services to the elderly, where our management team has substantial experience and relationships. We believe these facilities have the potential to provide higher risk-adjusted returns compared to other forms of net-leased real estate assets due to the specialized expertise necessary to acquire, own, finance and manage these properties, which are factors that tend to limit competition among investors, owners, operators and finance companies. We will seek to acquire properties in states where we believe we can build regional density in order to create competitive advantages and drive operational and cost efficiencies.

Negotiate Well-Structured Net Leases. Our primary ownership structure is a facility purchase with a long-term triple-net lease with the healthcare operator. We seek to structure our leases with lease terms of 10 years with tenant options to extend the lease for an additional period of 5 to 10 years, and rent escalators that provide a steadily growing cash rental stream. Our lease structures are designed to provide us with credit support for our rents, including, in certain cases, lease deposits, covenants regarding liquidity, and various provisions for cross-default. We believe these features help insulate us from variability in operator cash flows and enable us to minimize our expenses while we continue to build our portfolio.

Leverage Existing and Develop New Operator Relationships. Our management team has long-standing relationships in the healthcare industry through which we have sourced our existing portfolio, and we intend to continue to expand our portfolio by leveraging these existing relationships. Forty-one of our properties are leased to related parties. One of our goals is to reduce our dependence on related party tenants in order to diversify our tenant base. Although we expect to continue to lease properties to related party tenants in markets in which the related party tenants have substantial experience and operations, we intend to lease properties in other markets to unrelated tenants if we are able to identify qualified operators. Additionally, we will consider leasing properties to unrelated parties in markets in which related parties operate if we are able to identify qualified operators that are willing to lease properties on terms that are no less favorable than those available from related parties.

Utilize Prudent Investment Underwriting Criteria. We have adopted what we believe to be a thorough investment underwriting process based on careful analysis and due diligence with respect to both the healthcare real estate and the healthcare service operations. We seek to make investments in healthcare properties that have the following attributes: well-located, visible to traffic, in good physical condition with predictable future capital improvement needs and with attractive prospects for future profitability.

Monitor the Performance of our Facilities and Industry Trends. We carefully monitor the financial and operational performance of our tenants and of the specific facilities in which we invest through a variety of methods, such as reviews of periodic financial statements, and regular meetings with the facility operators. Pursuant to the terms of our leases, our tenants are required to provide us with certain periodic financial statements and operating data.

Utilize Targeted Leverage in Our Investing Activities. We seek to utilize a targeted level of leverage that is appropriate in light of market conditions, future cash flows, the creditworthiness of tenants and future rental rates. We will seek to achieve a ratio of debt to asset fair market value in the range of 45% to 55%. However, our charter and bylaws do not limit the amount of debt that we may incur and our board of directors has not adopted a policy limiting the total amount of our borrowings.

Policy for the Acquisition and Sale of Properties

In considering these performance targets, readers should bear in mind that targeted performance for each acquisition is not a guarantee, projection, forecast or prediction and is not necessarily indicative of future results. These performance targets are as of the date hereof and may change in the future. The performance targets are based on an assumption that economic, market and other conditions will not deteriorate and, in some cases, will improve. These performance targets are also based on estimates and assumptions about performance believed to be reasonable under the circumstances, but actual realized returns of our investments will depend on, among other factors, the ability to consummate attractive investments, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from the assumptions and circumstances on which targeted returns are based. We believe the performance targets are reasonable, but readers should keep in mind that this investment involves a high degree of risk and they should purchase these securities only if they can afford a complete loss of their investment.

We believe our management team’s depth of experience in healthcare real estate, operations and finance provides us with unique perspective in underwriting potential investments. Our real estate underwriting process focuses on both real estate and healthcare operations. The process includes a detailed analysis of the facility and the financial strength and experience of the tenant and its management. Key factors that we consider in the underwriting process include the following:

● the current, historical and projected cash flow and operating margins of each tenant and at each facility;

● the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

● the quality and experience of the tenant and its management team;

● construction quality, condition, design and projected capital needs of the facility and property condition assessments;

● competitive landscape;

● drivers of healthcare-related needs;

● the location of the facility;

● local economic and demographic factors and the competitive landscape of the market;

● licensure and accreditation;

● the effect of evolving healthcare legislation and other existing and future regulations and compliance with such regulations on our tenants’ profitability and liquidity; and

● the payor mix of private, Medicare and Medicaid patients at the facility.

We also require tenants to furnish property and operator-level financials, among other data, on a monthly basis; we evaluate individual and portfolio property performance, liquidity metrics, lease and debt coverage, occupancy, planned capital expenditures, and other measures; and we conduct in- person visits to each facility in the portfolio at least two times per year. We believe our underwriting process enables us to acquire desirable properties with strong tenants that will support our ability to deliver attractive risk-adjusted returns to our stockholders.

The policy does not limit the authority of our board of directors to change or deviate from the policy as it sees fit from time to time. Changes to the policy do not require stockholder approval.

Our management does not have a fixed policy relating to the sale of properties. Accordingly, each potential sale opportunity will be examined on its merits in view of the business opportunity involved.

Our Leases

As of March 27, 2023, all of our healthcare properties were subject to lease agreements. Our leases have a weighted-average annualized lease income per leased square foot of $23.35, and as of December 31, 2022, a weighted-average remaining lease term of approximately 6.47 years.

To our knowledge, except as noted below, none of our current tenants are in default under any of the leases.

Each of our properties is leased under a separate lease agreement, although 8 groups of properties, covering a total of 64 facilities, are subject to 8 master lease agreements. Each master lease agreement provides that the tenants under the master lease are jointly and severally liable for the obligations of all of the other tenants under such master lease. We entered into these master lease agreements in order to facilitate financing the underlying properties. Rental income under these master leases represents a substantial portion of our rental income.

The following table summarizes information concerning the master lease agreements as of March 27, 2023 (dollars in thousands):

Master Lease Agreements
Master Lease Name	States	Facilities Count	GLA	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Master Lease Indiana (1)	IN	13	463,593	$13,592	16.4%
Master Lease Central Illinois (2)	IL	5	205,060	$2,130	2.6%
Master Lease Landmark	TX/OK/ MI/IL/KY	17	740,212	$13,929	16.9%
Master Lease Ohio	OH	4	73,311	$864	1.1%
Master Lease Tennessee 1 (1)	TN	7	238,937	$8,422	10.2%
Master Lease Tennessee 2 (1)	TN	5	185,344	$8,726	10.6%
Master Lease Arkansas 1	AR	9	414,706	$7,053	8.5%
Master Lease Arkansas 2	AR	4	130,429	$3,147	3.8%
Total (8)		64	2,451,592	$57,863	70.1%

(1) The tenants under the master leases in Indiana and the two Tennessee master leases are affiliated with Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors. See “Item 1. Business—Our Leases.”

(2) In February 2023 one of the SNF under the Southern Illinois Master Lease was closed. The closure was a result of the tenant request and mainly for efficiency reasons. The full amount of the rent payments under the master lease are continuing to be paid.

The following table summarizes information concerning the lease agreements that are not subject to a master lease agreement as of March 27, 2023 (dollars in thousands):

Individual Leases
Lessor	State	Facility Type	Rentable Sq. Ft.	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Ambassador Nursing Realty, LLC	Illinois	SNF	37,100	$1,005	1.2%
Momence Meadows Realty, LLC	Illinois	SNF	37,139	$1,038	1.3%
Oak Lawn Nursing Realty, LLC	Illinois	SNF	37,854	$1,083	1.3%
Forest View Nursing Realty, LLC	Illinois	SNF	34,152	$1,215	1.5%
Lincoln Park Holdings, LLC	Illinois	SNF	34,362	$1,260	1.5%
Continental Nursing Realty, LLC	Illinois	SNF	53,653	$1,575	1.9%
Westshire Nursing Realty, LLC	Illinois	SNF	124,020	$1,788	2.1%
Belhaven Realty, LLC	Illinois	SNF	60,000	$2,135	2.6%
West Suburban Nursing Realty, LLC	Illinois	SNF	70,314	$1,962	2.4%
Niles Nursing Realty LLC	Illinois	SNF	46,480	$2,410	2.9%
Parkshore Estates Nursing Realty, LLC	Illinois	SNF	94,018	$2,454	3.0%
Midway Neurological and Rehabilitation Realty, LLC	Illinois	SNF	120,000	$2,548	3.1%
516 West Frech Street, LLC	Illinois	SNF	24,979	$498	0.6%
4343 Kennedy Drive, LLC	Illinois	SNF	104,000	$479	0.6%
1316 North Tibbs Avenue Realty, LLC	Indiana	SNF	26,572	$550	0.7%
1585 Perry Worth Rd, LLC	Indiana	SNF	32,650	$117	0.1%
2301 North Oregon Realty, LLC	Texas	SNF	19,895	$740	0.9%
2301 North Oregon Realty, LLC	Texas	LTACH	24,660	$960	1.2%
9209 Dollarway Road, LLC	Arkansas	SNF	45,771	$843	1.0%
Total (19)			1,027,619	$24,660	29.9%

Investment and Financing Policies

Our properties are located in 9 states and we intend to continue to acquire properties in other states throughout the United States. Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

Competition

The market for making investments in healthcare properties is highly fragmented, and increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our investment objectives. In acquiring and leasing healthcare properties, we compete with private equity funds, real estate developers, REITs, other public and private real estate companies and private real estate investors, many of whom have greater financial resources than we have. We also face competition in leasing or subleasing available facilities to prospective tenants.

Regulation

Healthcare Regulatory Matters

The following discussion describes certain material healthcare laws and regulations that may affect our operations and those of our tenants/operators. Although there is presently no Federal regulation on the lessor itself from Federal government agencies that regulate and inspect the operators and no regulation of the lessor in the States in which we own real property, our tenants (the operators of skilled nursing facilities, long-term acute care hospitals and other healthcare providers) are subject to extensive federal, state and local government healthcare laws and regulations. These laws and regulations include requirements related to licensure, conduct of operations, ownership of the facilities operation, addition or expansion of facilities and services, prices for services, billing for services and the confidentiality and security of health-related information. Different properties within our portfolio may be more or less subject to certain types of regulation, some of which are specific to the type of facility or provider. These laws and regulations are wide-ranging and complex, may vary or overlap from jurisdiction to jurisdiction, and are subject frequently to change. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants/operators’ businesses. Our tenants/operators’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, or receive reimbursement for services rendered within them, which could negatively impact their ability to satisfy their contractual obligations to us. Our leases will require the tenants/operators to comply with all applicable laws, including healthcare laws.

Our tenants are subject directly to healthcare laws and regulations, because of the broad nature of some of these restrictions, such as the Anti-Kickback Statute discussed below. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services.

Healthcare Reform Measures. The Affordable Care Act changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid reimbursement, including but not limited to, Disproportionate Share Hospital, or DSH payments, and expanding efforts by governmental and private third party payors to tie reimbursement to quality and efficiency. In addition, the law reformed certain aspects of health insurance, contains provisions intended to strengthen fraud and abuse enforcement, and encourage the development of new payment models, including the creation of Accountable Care Organizations, or ACOs. The status of the Affordable Care Act is subject to substantial uncertainty due to proposals to terminate or modify its provisions. We are not able to predict the effect of such changes on our business since the nature of any changes is undetermined. However, any changes that result in a decrease in payments made on behalf of patients are likely to reduce the income that our tenants receive from the operation of facilities at our properties.

Sources of Revenue and Reimbursement. Our tenants and operators receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states pursuant to certain conditions imposed by the Federal government, which provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. Generally, revenues for services rendered to Medicare patients are determined under a prospective payment system, or PPS. CMS annually establishes payment rates for the PPS for each applicable facility type and level of care provided.

Amounts received under Medicare and Medicaid programs are generally significantly less than established facility gross charges for the services provided and may not reflect the provider’s costs. Healthcare providers generally offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations, or HMOs, preferred provider organizations, or PPOs and other managed care plans. These discount programs generally limit a provider’s ability to increase revenues in response to increasing costs. Patients are generally not responsible for the total difference between established provider gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers takes considerably longer and often requires the involvement of, and payment to, third parties to collect.

Payments to providers are being increasingly tied to quality and efficiency. These initiatives include requirements to report clinical data and patient satisfaction scores, reduced Medicare payments to hospitals based on “excess” readmission rates as determined by CMS, denial of payments under Medicare, Medicaid and some private payors for services resulting from a hospital or facility-acquired condition, or HAC, and reduced Medicare payments to hospitals with high risk-adjusted HAC rates. Certain provider types, including, but not limited to, inpatient rehabilitation facilities and long-term acute care hospitals, are subject to specific limits and restrictions on eligibility for admissions which, in turn, affect reimbursement at these facilities.

The amounts of program payments received by our tenants/operators can be changed from time to time by legislative or regulatory actions and by determinations by agents for the programs. Level of payment has also been impacted by the Federal budget sequestration which automatically reduces payments as a result of funding limitations. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. Federal healthcare program reimbursement changes may be applied retroactively under certain circumstances. In recent years, the federal government has enacted various measures to reduce spending under federal healthcare programs. In April 2018, CMS announced as part of its patient driven payment model (“PDPM”) a skilled-nursing preferred payor system (“SNF-PPS”) intended to reduce administrative burden, and foster innovation to improve care and quality for patients. CMS estimates the program of payment redesign and policy changes would increase Medicare payments to SNFs by 2.4% ($850 million) during 2019.

In addition, many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance, and states continue to face significant challenges in maintaining appropriate levels of Medicaid funding due to state budget shortfalls. Many States have also sought to control costs by implementing a variety of alternative care and payment models authorized under Federal Medicaid waivers and such models often impose new or enhanced administrative requirements on health care providers as a condition of payment. Further, non-government payers may reduce their reimbursement rates in accordance with payment reductions by government programs or for other reasons. Healthcare provider operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payor mix, as well as increases in operating expenses that exceed increases in payments under the Medicare and Medicaid programs.

Anti-Kickback Statute. A section of the Social Security Act known as the “Anti-Kickback Statute” prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Courts have interpreted this statute broadly and held that the Anti-Kickback Statute is violated if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Affordable Care Act provides that knowledge of the Anti-Kickback Statute or specific intent to violate the statute is not required in order to violate the Anti-Kickback Statute. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil and administrative liability and sanctions, including civil penalties of up to $50,000 per violation, liability under the False Claims Act, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

There are a limited number of statutory exceptions and regulatory safe harbors for categories of activities deemed protected from prosecution under the Anti-Kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: certain investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, managed care arrangements, investments in group practices, freestanding surgery centers, ambulance replenishing and referral agreements for specialty services. The safe harbor for space rental arrangements requires, among other things, that the aggregate rental payments be set in advance, be consistent with fair market value and not be determined in a manner that takes into account the volume or value of any referrals. The fact that conduct or a business arrangement does not fall within a safe harbor does not necessarily render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

Many states have laws similar to the Anti-Kickback Statute that regulate the exchange of remuneration in connection with the provision of healthcare services, including prohibiting payments to physicians for patient referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties, as well as potential loss of facility licensure and eligibility for reimbursement by government payors.

We intend to use commercially reasonable efforts to structure our arrangements, including any lease/operating arrangements involving facilities in which local physicians are investors, so as to satisfy, or meet as closely as possible, safe harbor requirements. The safe harbors are narrowly structured, and there are not safe harbors available for every type of financial arrangement that we or our tenants/operators may enter. Although it is our intention to fully comply with the Anti-Kickback Statue, as well as all other applicable state and federal laws, we cannot assure you that all of our arrangements or the arrangements of our tenants/operators will meet all the conditions for a safe harbor. There can be no assurance regulatory authorities enforcing these laws will determine our financial arrangements or the financial relationships of our tenants/operators comply with the Anti-Kickback Statute or other similar laws and such regulatory authorities or private qui tam relators bringing actions on behalf of government entities in exchange for a portion of any recovery may allege non-compliance and seek financial or other penalties.

Stark Law. The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law is a strict liability statute that prohibits a physician from making a referral to an entity furnishing “designated health services” paid by Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with that entity unless an exception to the law is met. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, physical therapy services and radiology services. The Stark Law also prohibits entities that provide designated health services from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. Sanctions for violating the Stark Law are imposed without consideration to intent and include denial of payment, civil monetary penalties of up to $15,000 per prohibited service provided for failure to return amounts received in a timely manner, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. Failure to refund amounts received pursuant to a prohibited referral may also constitute a false claim and result in additional penalties under the False Claims Act, which is discussed in greater detail below.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department if such ownership interests and capacity were in place as of March 23, 2010. Unlike safe harbors under the Anti-Kickback Statute, an arrangement must comply with every requirement of a Stark Law exception, or the arrangement will be in violation of the Stark Law. Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. While these regulations were intended to clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes and even an inadvertent failure to comply with the strict requirements, such as assuring a signature, can result in imposition of penalties under certain circumstances.

Although there is an exception for a physician’s ownership interest in an entire hospital, the Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation after December 31, 2010 of new physician-owned hospitals that participate in Medicare and Medicaid. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Many states also have laws similar to the Stark Law that prohibit certain self-referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

Although our lease agreements will require tenants to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us or by our tenants/operators will be found to be in compliance with the Stark Law or similar state laws.

The False Claims Act. The federal False Claims Act prohibits knowingly making or presenting any false claim for payment to the federal government. The government may use the False Claims Act to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided, submitting false cost reports and failing to report and repay an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity or failing to correct an error with in specified period of time constitutes a “knowing” submission.

The False Claims Act contains qui tam, or whistleblower, provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Whistleblowers under the False Claims Act may collect a portion of the government’s recovery, which serves as an incentive to bring claims which then must be defended whether or not they have merit. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the False Claims Act, and similar state laws.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-Kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. The Affordable Care Act clarifies this issue with respect to the Anti-Kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. If a defendant is found liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, additional civil penalties of up to $10,000 per false claim, plus reimbursement of the fees of counsel for the whistleblower.

Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability.

Other Fraud & Abuse Laws. There are various other fraud and abuse laws at both the federal and state levels that cover false claims and false statements and these may impact our business. For example, the Civil Monetary Penalties law authorizes the imposition of monetary penalties against an entity that engages in a number of prohibited activities. The penalties vary by the prohibited conduct, but include penalties of $10,000 for each item or service, $15,000 for each individual with respect to whom false or misleading information was given, and treble damages for the total amount of remuneration claimed. The prohibited actions include, but are not limited to, the following:

● knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way;

● knowingly giving or causing to be giving false or misleading information reasonably expected to influence the decision to discharge a patient;

● offering or giving remuneration to any beneficiary of a federal healthcare program likely to influence the receipt of reimbursable items or services; arranging for reimbursable services with an entity which is excluded from participation from a federal healthcare program; or knowingly or willfully soliciting or receiving remuneration for a referral of a federal healthcare program beneficiary.

Any violations of the Civil Monetary Penalties Law by management or our tenants/operators could result in substantial fines and penalties, and could have an adverse effect on our business.

HIPAA Administrative Simplification and Privacy and Security Requirements. HIPAA, as amended by the HITECH Act, and its implementing regulations create a national standard for protecting the privacy and security of individually identifiable health information (called “protected health information”). Compliance with HIPAA is mandatory for covered entities, which include healthcare providers such as tenants/operators of our facilities. Compliance is also required for entities that create, receive, maintain or transmit protected health information on behalf of healthcare providers or that perform services for healthcare providers that involve the disclosure of protected health information, called “business associates.”

Covered entities must report a breach of protected health information that has not been secured through encryption or destruction to all affected individuals without unreasonable delay, but in any case, no more than 60 days after the breach is discovered. Notification must also be made to HHS and, in the case of a breach involving more than 500 individuals, to the media. In the final rule issued in January, 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised, based on a risk assessment.

Covered entities and business associates are subject to civil penalties for violations of HIPAA of up to $1.5 million per year for violations of the same requirement. In addition, criminal penalties can be imposed not only against covered entities and business associates, but also against individual employees who obtain or disclose protected health information without authorization. The criminal penalties range up to $250,000 and up to 10 years imprisonment. In addition, state Attorneys General may bring civil actions for HIPAA violations, HHS must conduct periodic HIPAA compliance audits of covered entities and business associates. If any of our tenants/operators are subject to an investigation or audit and found to be in violation of HIPAA, such tenants/operators could incur substantial penalties, which could have a negative impact on their financial condition. Our tenants/operators may also be subject to more stringent state law privacy, security and breach notification obligations. Enforcement of HIPAA and the Health Information Technology for Economic and Clinical Health (HITECH) Act, which substantially augmented the requirements under HIPAA have become increasingly stringent and the penalties for non-compliance have become increasingly harsh.

Licensure, Certification and Accreditation. Healthcare property construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for our tenants/operators to make changes in their facilities, equipment, personnel and services.

Facilities in our portfolio will be subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We will require our healthcare properties to be properly licensed under applicable state laws. Except for provider types not eligible for participation in Medicare and Medicaid, we expect our tenant/operators to participate in the Medicare and Medicaid programs and, where applicable, to be accredited by an approved accrediting organization which is also often a requirement for Medicare certification. The loss of Medicare or Medicaid certification would result in our tenants/operators that operate Medicare/Medicaid-eligible providers from receiving reimbursement from federal healthcare programs. The loss of accreditation, where applicable, would result in increased scrutiny by CMS and likely the loss of payment from non-government payers which often condition participation and payment on participation in the Medicare program.

In some states, the construction or expansion of healthcare properties, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a Certificate of Need, or CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded healthcare properties and services and have begun to expect some level of revenue from enforcement action in their budget planning. Some states in which we operate have also adopted limitations on the opening of new skilled nursing facilities. See “Item 1. Business – Skilled nursing facility industry Business in the United States.” The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Further, federal programs, including Medicare, must be notified in the event of a change of ownership or change of information at a participating provider. Failure by our tenants/operators to provide required federal and state notifications, obtain necessary state licensure and CON approvals could result in significant penalties as well as prevent the completion of an acquisition or effort to expand services or facilities. We may be required to provide ownership information or otherwise participate in certain of these approvals and notifications.

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-skilled nursing facilities. These laws prohibit price fixing, concerted refusal to deal, market allocation, monopolization, attempts to monopolize, price discrimination, tying arrangements, exclusive dealing, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission and the Antitrust Division of the Department of Justice. We intend to operate so that we and our tenants/operators are in compliance with such federal and state laws, but future review by courts or regulatory authorities could result in a determination that could adversely affect the operations of our tenants/operators and, consequently, our operations. In addition to enforcement by Federal and State agencies, in an effort to control health care costs, private payors such as employee welfare benefit plans administered by or for employers or unions have become increasing aggressive in bringing actions against providers alleging violations of antitrust laws.

Healthcare Industry Investigations. Significant media and public attention has focused in recent years on the healthcare industry. The federal government is dedicated to funding additional federal enforcement activities related to healthcare providers and preventing fraud and abuse. Our tenants/operators will engage in many routine healthcare operations and other activities that could be the subject of governmental investigations or inquiries. For example, our tenants/operators will likely have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources, and joint venture arrangements involving physician investors. In recent years, Congress and the States have increased the level of funding for fraud and abuse enforcement activities. It is possible that governmental entities could initiate investigations or litigation in the future and that such proceedings could result in significant costs and penalties, as well as adverse publicity. It is also possible that our executives could be included in governmental investigations or litigation or named as defendants in private litigation.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the HHS-OIG, CMS and state Medicaid programs, may conduct audits of our tenants/operator’s operations. Private payers may conduct similar post-payment audits, and our tenants/operators may also perform internal audits and monitoring. Many of these audits employ the use of statistical sampling and extrapolation whereby a small number of claims are reviewed but adverse results are applied against a provider’s claims for long periods of time. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic such that results are extrapolated, the resolution of these audits which can often require substantial repayments could have a material, adverse effect on our portfolio’s financial position, results of operations and liquidity.

Under the Recovery Audit Contractor, or RAC program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program. CMS has also initiated a RAC prepayment demonstration program in 11 states. CMS also employs Medicaid Integrity Contractors, or MICs to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Aside from the costs associated with responding to a myriad of requests for substantiation of services, should any of our tenants/operators be found out of compliance with any of these laws, regulations or programs, our business, our financial position and our results of operations could be negatively impacted.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare property operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

Prior to closing any property acquisition or loan, we ordinarily obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the facilities. These assessments will be carried out in accordance with an appropriate level of due diligence and will generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Many States and localities have similar requirements that are in addition to, and sometime more stringent than, Federal requirements. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA or a comparable State or local requirement could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find common stock less attractive as a result. The result may be a less active trading market for common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards available to emerging growth companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of shares pursuant to a registration statement filed under the Securities Act, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Human Capital Resource Management

As of December 31, 2022, we had 8 full-time employees. Our employees are primarily located at our corporate office in Chicago. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory.

We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe our employees are fairly compensated, and compensation and promotion decisions are made without regard to gender, race and ethnicity. Employees are routinely recognized for outstanding performance.

Insurance

We require our tenants to maintain general liability, professional liability, all risks and other insurance coverages and to name us as an additional insured under these policies. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with SEC. The SEC maintains an internet site that contains these reports, and other information about issuers, like us, which file electronically with the SEC. The address of that site is http://www.sec.gov. We make available our reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, on the Investor Relations section of our website at www.strawberryfieldsreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1A. Risk Factors

Not applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We hold fee title to 78 of these properties, and hold one property under a long-term lease. These properties are located across Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. Our 79 properties comprise 83 healthcare facilities, consisting of the following:

  ● 76 stand-alone skilled nursing facilities;

  ● two dual-purpose facilities used as both skilled nursing facilities and long-term acute care hospitals; and

  ● three assisted living facilities.

Information regarding our properties as of December 31, 2022 are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

As of December 31, 2022, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2022 :

Lease Expirations
Year of Lease Expiration (1)	Number of Leases Facilities	GLA of Leases Expiring	Percent of Portfolio GLA	Annualized Base Rent	Percentage of Total Annualized Base Rent	Annualized Base Rent Per Sq. Ft.

2024	3	154,742	4.38%	4,219,554	5.11%	$27.27
2025	19	698,063	19.75%	17,281,846	20.94%	$24.76
2026	4	263,580	7.46%	8,097,593	9.81%	$30.72
2027	3	122,859	3.48%	2,815,767	3.41%	$22.92
2028	9	414,706	11.73%	7,053,312	8.55%	$17.01
Thereafter	45	1,880,182	53.20%	43,052,580	52.18%	$22.90
Total	83	3,534,132	100.0%	$82,520,652	100.0%	$23.35

(1) The year of each lease expiration is based on current contract terms.

ITEM 3. Legal Proceedings

We are not currently a party to any material legal proceedings other than the following:

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Predecessor Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase an additional five properties located in Massachusetts. The complaint was dismissed by the Court in 2020 on jurisdictional grounds. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was defective and they intend to take appropriate steps to challenge the services and to have the complaint again dismissed.

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

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. A subsidiary of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiary subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and/borrowers was not consummated because the underlying tenants of the properties surrendered their licenses to operate healthcare facilities on these properties.

The Predecessor Company intends to institute legal proceedings to collect the outstanding amount of these loans and to assert related claims against the sellers and their principals for the unpaid principal balances as well as protective advances and collection costs. In connection with enforcing their rights, in July 2022, the Company foreclosed, and (as lender) sold four of the five properties at auction for the total amount of $4.4 million. In December 2022, the Company took title on the fifth property with an estimated fair value of $1.2 million.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity

On September 23, 2022, our common stock commenced trading on the OTCQX market operated by the OTC Markets Group, Inc., under the symbol “STRW”. On February 22, 2023, our common stock commenced trading on the NYSE American market.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTCQX for third and fourth quarter of 2022. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended September 30, 2022	$10.30	$10.00
Quarter Ended December 31, 2022	$13.50	$7.90

As of March 27, 2023, 300 stockholders of record and approximately 208 shareholders held through brokerage accounts owned 6,365,856 issued and outstanding shares of common stock. This number of stockholders of record does not represent the actual number of beneficial owners of our common stock because shares of our common stock are also held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

In addition, as of March 27, 2023, the Operating Partnership had 46,890,541 outstanding OP Units held by limited partners other than the Company. No public trading market exists for the OP Units.

To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant.

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock for 2022:

Common Stock
Ordinary dividend
Non-dividend distributions	$59,864
Capital Gain Distribution	$576,721
Total taxable distribution	$636,585

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2022, affiliates of the Company purchased 3,220 shares of our common stock in the open market at an average price per share of $8.62 and an aggregate repurchase cost of $27,772.20.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2023 annual stockholders’ meeting.

Recent Sales of Unregistered Securities

During 2022, affiliates of the Company purchased 3,220 shares of our common stock in the open market at an average price per share of $8.62 and an aggregate repurchase cost of $27,772.20.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the section titled “Risk Factors.” Also see “Statement Regarding Forward-Looking Statements” preceding Part I.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 79 healthcare properties with an aggregate of 10,351 licensed beds. We hold fee title to 78 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of December 31, 2022, the aggregate annualized average base rent under the leases for our properties was approximately $82.5 million.

We elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 12.0% of the outstanding OP units.

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

As a result of the COVID-19 pandemic, our tenants have received financial support under several government programs. These programs consisted of forgivable loans under Paycheck Protection Program, grants to operators under the Coronavirus Aid, Relief and Economic Security (CARES) Act in an amount equal to 2% of their historical annual revenues, accelerated payments under Medicare, and increased funding for Medicaid patients by some state governments. The financial support provisions of the CARES Act expired during 2022.

The Company’s management does not expect that the discontinuation of these government programs will have a material adverse effect on the tenants’ ability to pay rent for four reasons. First, the Company’s management believes that most nursing home residents in the United States have received vaccines for COVID-19, which have been effective in preventing serious illness. Second, occupancy significantly increased between April 2021 and March 2023. Third, most of the Company’s tenants have the ability to maintain profitability notwithstanding the decrease in revenues because approximately 85% to 90% of their operating costs are variable items (such as labor costs, food, drugs and supplies, including personal protection equipment and cleaning supplies) that can be reduced when occupancy decreases.

To the Company’s knowledge, its tenants are complying with all applicable governmental requirements and guidelines for addressing the risks posed by COVID-19. Although there have been a limited number of confirmed cases of COVID-19 at the facilities operated by the Company’s tenants, to its knowledge, other than our tenants operated under two master leases for a combine six facilities in central Illinois, these cases have not had a material impact on any of the operators.

Other Recent Developments

On April 4, 2022, we were notified that the tenants under the master leases for 6 facilities located in central Illinois intended to default with respect to their lease agreements due to operating losses. The tenants indicated that their operating losses were due in part to decreased occupancy caused by COVID-19. The tenants are affiliates of Steven Blisko, who is the brother of Michael Blisko, one of our directors. These leases provided for a combined rent of $225,000 per month, or $2.7 million per year. All payments due under these leases were paid through mid-June 2022. On July 1, 2022, the Company entered into new lease agreements with an unaffiliated third-party operator to lease these properties. The new leases have terms of 10 years each and provide for a combined average base rent of $180,000 per month, or $2.3 million per year over the life of the leases. The Company recognized a loss of approximately $1,075,000 in the second quarter of 2022 due to the write-off of straight-line rent receivable related to the former leases.

In October 2022, the Company extended a line of credit in the amount of $2.5 million to the new tenants for the Southern Illinois properties. This line of credit is secured by accounts receivable of the tenants. The line of credit bears interest at the greater of the prime rate or 4% per annum, plus margin of 2.75%. The maturity date of the line of credit is August 31, 2024.

On January 3, 2023, the Company acquired the underlying property for $6.0 million, including $1 million in finder fees and $0.7 million in leasehold improvements, which was paid in cash. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with an unaffiliated third-party operator. The lease has an initial term of 10 years, with two 5-year extension options. The initial annualized base rent is $600,000 with 3% annual rent escalation. In addition, the loan made in August 2022 to the seller was repaid at closing.

During February 2023, the Company issued an additional NIS 40.00 million in par value of Series C Bonds and received a gross amount of $10.73 million (NIS 38.1 million). The debentures were issued at a price of 95.25%.

In February 2023 one of the SNF’s owned by the Company in Southern Illinois was closed. The closure was a result of the tenant request and mainly for efficiency reasons. This SNF is under a master lease with 5 other facilities and the full amount of the rental payment under the master lease are continuing to be paid.

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

Results of Operations

Operating Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Year Ended December 31,		Increase /	Percentage
(dollars in thousands)	2022	2021	(Decrease)	Difference
Revenues:
Rental revenues	$92,543	$87,032	$5,511	6.3%

Expenses:

Depreciation	25,530	24,460	1,070	4.4%
Amortization	3,028	3,028	-	0.0%
General and administrative expenses	6,012	6,297	(285)	(4.5)%
Property and other taxes	13,131	10,623	2,508	23.6%
Facility rent expenses	532	735	(203)	(27.6%
(Credit) Provision for doubtful accounts	(5,636)	5,128	(10,764)	(210)%
Total Expenses	42,597	50,271	(7,674)	(15.3)%
Interest expense, net	20,507	21,261	(754)	(3.5)%
Amortization of interest expense	504	379	125	33.0%
Mortgage Insurance Premium	1,704	1,769	(65)	(3.7)%
Total Interest Expenses	22,715	23,409	(694)	(3.0)%
Other (loss) income
Other income	120	-	120	100%
Gain from sale of real estate investments	-	3,842	(3,842)	(100)%
Foreign currency transaction loss	(10,932)	(8,775)	(2,157)	24.6%

Net Income	16,419	8,419	8,000	95%
Net income attributable to noncontrolling interest	(14,567)	(3,083)	(11,484)	372.5%
Net income attributable to predecessor	-	(4,943)	4,943	(100)%
Net Income attributable to common stockholders	1,852	393	1,459	371.3%
Basic and diluted income per common share	$0.31	$0.07	-	-

Rental revenues: Rental revenues during 2022 increased by $5.5 million or 6.3% compared to fiscal year 2021 due to the six new properties acquired in August of 2021. This increase was offset by a one-time loss of $1.1 million in the second quarter of 2022 due to the write-offs of straight-line rent receivables related to certain defaulted leases. Additionally, revenue was increased by $1.9 million due to additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: Increase in depreciation of $1.07 million or 4.4% from fiscal year 2021 to fiscal year 2022 is primarily due to $64.1 million of new real estate investments in the third quarter of 2021.

General and Administrative Expense: Decrease in general and administrative expenses of $0.3 million or 4.5% during fiscal year 2022 compared to fiscal year 2021 is primarily due to no stock-based compensation expense in 2022. In 2021, $250,000 of stock-based compensation was recognized.

Property and other Taxes: The increase in property taxes of $2.5 million or 23.6% during fiscal year 2022 compared to fiscal year 2021 is primarily due to increases in real estate taxes on gross leased properties and Tennessee franchise taxes paid in 2022.

(Credit) Provision for Doubtful Accounts: During 2022, the Company recognized $5.6 million in income from the successful foreclosure of mortgages held by the Company on properties located in Massachusetts with respect to loans written off on December 31, 2021. The decrease in the provision for doubtful accounts of $10.8 million is primarily related to this recovery.

Interest expense, net: The decrease in interest expense of $0.8 million or 3.6% from Fiscal year 2021 to fiscal year 2022 is primarily related to lower amount of bond principal and decline in total debt.

Gain from Sale of Real Estate Investments: There were no gains from the sale of real estate during 2022 because there were no asset dispositions during this year.

Foreign Currency Transaction Loss: Our bond indebtedness is denominated in NIS. As a result, we are subject to potential foreign currency transaction loss due to changes in the value of the U.S. dollar relative to the New Israel Shekel. In 2022, we recorded a foreign currency transaction loss of $10.9 million in connection with the repayment of the Series B Bonds in 2022

Net Income: The increase in net income from $8.4 million during the year ended December 31, 2021 to $16.4 million in the year ended December 31, 2022 is mainly due to increases in rental revenue (net of increase in real estate taxes) and recoveries of provisions made during fiscal year 2021 offset by the increase in foreign currency transaction losses of $2.2 million, and the absence of the $3.8 million in gain from sale of real estate investments recorded in 2021.

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

As of December 31, 2022, we had cash and cash equivalents and restricted cash and equivalents of $45.7 million. We also had the ability to offer additional Series C Bonds from the current outstanding of $55.69 million up to $179 million subject to compliance with covenants and market conditions.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows and borrowings. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on any outstanding borrowings, making distributions to our equity holders, funding our operations and paying accrued expenses.

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

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of December 31, 2022, on a consolidated basis, we had total indebtedness of approximately $456.8 million, consisting of $275.8 million in HUD guaranteed debt, $75.8 million in net Series A Bonds and Series C Bonds outstanding and $105.2 in commercial mortgages. Under our Bonds and our commercial mortgages, we are subject to continuing covenants, and future indebtedness that we may incur, may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

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

Through 2027 there are two balloon payment obligations consisting of a payment of $44.9 million due under the Series C Bonds in 2026 and a payment of $86.0 million due under our commercial bank term loan due in 2027. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2022	2021

(dollars in thousands)
Net cash provided by operating activities	$50,926	$44,786
Net cash used in investing activities	(10,101)	(58,288)
Net cash (used in) provided by financing activities	(47,249)	23,571
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(6,424)	10,069
Cash and cash equivalents, and restricted cash and cash equivalents beginning of year	52,128	42,059
Cash and cash equivalents and restricted cash and cash equivalents, end of year	$45,704	$52,128

Net cash provided by operating activities increased $6.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase of $8 million in net income.

Cash used in investing activities for the year ended December 31, 2022 primarily consisted of a net increase in notes receivable of $9.6 million, of which $8.0 million is a result of a note purchased related to our Arkansas properties and a loan of $2 million made to an unaffiliated nursing home operator in Illinois. The decrease of $48.2 million compared to the year ended December 31, 2021 is due to the decrease in real estate purchases partially offset by changes in notes receivables.

Cash flows used in financing activities for the year ended December 31, 2022 were primarily comprised of $106 million in principal bond payments, REIT dividends of $0.6 million, a $10.9 million in distribution to the non-controlling interest holders and a decrease of $33.2 million in senior debt offset by a $105.0 million new borrowings under a mortgage loan facility. Cash flows generated from financing activities for the year ended December 31, 2021 were primarily comprised of $63 million in new bond proceeds and proceeds from the sale of bonds held by a subsidiary of $1.7 million. These amounts were offset by $22.4 million in principal bond payments, $17.2 million of repayment of senior debt and payment of preferred dividends by the Predecessor Company of $1.5 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of December 31, 2022, we had non-recourse mortgage loans of $275.8 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of December 31, 2022, was 3.88% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the December 31, 2022 the rate was 7.68%). As of December 31, 2022, total outstanding principal amount was $102.39 million. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2022, the Company was in compliance with the loan covenants.

Other Debt

As of December 31, 2022 and 2021, the Company had $0 and $1.4 million, respectively, in outstanding amounts due under notes due to sellers of properties.

Outstanding Bond Debt

As of December 31, 2022, the Company had outstanding Series A Bonds and Series C Bonds.

Series A Bonds

In November 2015, Strawberry Fields REIT, Ltd., a wholly owned subsidiary of the Company (“BVI Company”) issued Series A Bonds in the face amount of New Israeli Shekels (“NIS”) 265.2 million ($68 million) and received the net amount, after issuance costs, NIS 251.2 million ($64.3 million). During September 2016, the BVI Company issued additional Series A Bonds in the face amount of NIS 70.0 million ($18.6 million) and raised a net amount of NIS 70.8 million ($18.8 million). These Series A Bonds were issued at a premium of 103.6%. During May 2017, the BVI Company issued additional Series A Bonds in the face amount of NIS 39.0 million ($10.7 million) and raised a net amount of NIS 40.9 million ($11.3 million). These Series A Bonds were issued at a price of 105.9%.

A portion of the Series A Bonds have been repurchased by a subsidiary of the BVI Company. As of December 31, 2022, the aggregate principal amount of the Series A Bonds was NIS 74.9 million ($21.2 million). As of December 31, 2022, we held NIS 3.7 million ($1.0 million) of these Bonds that we have repurchased. On July 4, 2022, Standard & Poor’s upgraded the rating on Bond A from ilA- to ilA, and interest rate was decreased from 6.9% to 6.4%.

The Series A Bonds are traded on the Tel Aviv Stock Exchange Ltd. (“TASE”).

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%.

As of December 31, 2022, the outstanding principal amount of the Series C Bonds was NIS 195.5 million ($55.6 million).

The Series C Bonds are traded on the TASE.

Summary of fixed and variable loans:

	December 31,
	2022	2021
	(Amounts in $000s)
Fixed rate loans	$351,566	$479,388
Variable rate loans	105,225	24,789
Gross Notes Payable and other Debt	$456,791	$504,177

Funds From Operations (“FFO”)

The Company believes that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. For the year ended December 31, 2022 and 2021, we excluded as non-recurring items the amount of $10.9 million and $8.8 million, respectively, in reclassification of foreign currency transaction losses the Company recorded with respect to foreign currency fluctuations that the Company realized at the time of bond principal payment. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2022 and 2021, to net income, the most directly comparable GAAP financial measure (in thousands):

FFO and AFFO:

	Year Ended December 31,
	2022	2021
(dollars in $1,000s)
Net income	$16,419	$8,419
Depreciation and amortization	28,558	27,488
Gain from Sale of Real Estate Investments	-	(3,842)
Funds from Operations	44,977	32,065
Adjustments to FFO:
(Credit) Provision for doubtful accounts(1)	(5,636)	5,128
Straight-line rent	(272)	(2,032)
Straight-line rent receivable write-off(2)	1,075	-
Foreign currency transaction loss	10,932	8,775
Funds from Operations, as Adjusted	$51,076	$43,936

(1) During the year ended December 31, 2022, the Company recovered $4.4 million in cash with respect to foreclosure sales of assets in Massachusetts. In addition, the Company recognized $1.2 million with respect to a foreclosed property in Massachusetts.

(2) The Company recognized a loss of $1,075,000 in the second quarter of 2022 due to the write-off of straight-line rent receivables related to the Southern Illinois facilities

Dividend Plans

We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers accounting estimates or assumptions critical in either of the following cases:

● the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change; and

● the effect of the estimates and assumptions is material to the consolidated financial statements.

Management believes the current assumptions used to make estimates in the preparation of the consolidated financial statements are appropriate and not likely to change in the future. However, actual experience could differ from the assumptions used to make estimates, resulting in changes that could have a material adverse effect on our consolidated results of operations, financial position and/or liquidity. These estimates will be made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.

The following presents information about our critical accounting policies including the material assumptions used to develop significant estimates. Since the Company was recently formed and just completed the formation transactions, certain of these critical accounting policies contain discussion of judgments and estimates that have not yet been required by management but that it believes may be reasonably required of it to make in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of our Operating Partnership and its wholly owned subsidiaries, and all material intercompany transactions and balances are eliminated in consolidation.

From inception, we continually evaluate all of our transactions and investments to determine if they represent variable interests subject to the variable interest entity, or VIE, consolidation model and then determine which business enterprise is the primary beneficiary of its operations. We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. This evaluation is based on our ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

For investments not subject to the variable interest entity consolidation model, we will evaluate the type of rights held by the limited partner(s) or other member(s), which may preclude consolidation in circumstances in which the sole general partner or managing member would otherwise consolidate the limited partnership. The assessment of limited partners’ or members’ rights and their impact on the presumption of control over a limited partnership or limited liability corporation by the sole general partner or managing member should be made when an investor becomes the sole general partner or managing member and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners or members, (ii) the sole general partner or member increases or decreases its ownership in the limited partnership or corporation, or (iii) there is an increase or decrease in the number of outstanding limited partnership or membership interests.

Our ability to assess correctly our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. Subsequent evaluations of the primary beneficiary of a VIE may require the use of different assumptions that could lead to identification of a different primary beneficiary, resulting in a different consolidation conclusion than what was determined at inception of the arrangement.

Revenue Recognition

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset provided the tenant has taken possession or control of the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.

When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. If our assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of our revenue recognized would be impacted.

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. As of December 31, 2022 and 2021 we determined that no allowance was necessary to cover the potential loss of rent from our tenants.

Real Estate Investments

We make estimates as part of our allocation of the purchase price of acquisitions (whether an asset acquisition acquired via purchase/leaseback or a business combination via an asset acquired from the current lessor) to the various components of the acquisition based upon the relative fair value of each component for asset acquisitions and at fair value of each component for business combinations. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in-place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, including the assessment as to the existence of any above-or below-market in-place leases, our management makes its best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. The values of any identified above-or below-market in-place leases are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or for below-market in-place leases including any bargain renewal option terms. Above-market lease values are recorded as a reduction of rental income over the lease term while below-market lease values are recorded as an increase to rental income over the lease term. The recorded values of in-place lease intangibles are recognized in amortization expense over the initial term of the respective leases.

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Factors That May Influence Future Results of Operations

Our revenues are primarily derived from rents we earn pursuant to the lease agreements we enter into with our tenants. Our tenants operate in the healthcare industry, generally providing nursing and medical care to patients. The capacity of our tenants to pay our rents is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results of operations. Accordingly, we actively monitor certain key factors, including changes in those factors that we believe may provide early indications of conditions that may affect the level of risk in our lease portfolio.

Key factors that we consider in underwriting prospective tenants and borrowers and in monitoring the performance of existing tenants include, but are not limited to, the following:

● the current, historical and projected cash flow and operating margins of each tenant and at each facility;

● the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;

● the quality and experience of the tenant and its management team;

● construction quality, condition, design and projected capital needs of the facility;

● the location of the facility;

● local economic and demographic factors and the competitive landscape of the market;

● the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity;

● the payor mix of private, Medicare and Medicaid patients at the facility; and

● whether such tenants are related parties.

One of our goals is to reduce our dependence on related party tenants in order to diversify our tenant base. Although we expect to continue to lease properties to related party tenants in markets in which the related party tenants have substantial experience and operations, we intend to lease properties in other markets to unrelated tenants if we are able to identify qualified operators. Additionally, we will consider leasing properties to unrelated parties in markets in which related parties operate if we are able to identify qualified operators that are willing to lease properties on terms that are no less favorable than those available from related parties.

We also actively monitor the credit risk of our tenants. The methods we use to evaluate a tenant’s liquidity and creditworthiness include reviewing certain periodic financial statements, operating data and clinical outcomes data of the tenant. Over the course of a lease, we also have regular meetings with the facility management teams. Through these means we are able to monitor a tenant’s credit quality.

Certain business factors, in addition to those described above that directly affect our tenants, which in turn will likely materially influence our future results of operations:

● the financial and operational performance of our tenants;

● trends in the cost and availability of capital, including market interest rates, which our prospective tenants may use for their working capital financing;

● reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability and our lease rates; and

● competition from other financing sources.

Inflation

We are exposed to inflation risk as income from long-term leases are a main source of our cash flows from operations. For our leased properties, we expect there to be provisions in the majority of our leases that will protect us from the impact of inflation. These provisions may include rent escalators, and leases that are triple-net. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of December 31, 2022, we had $20.2 million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $55.6 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, and $381.0 million in senior debt notes, of which $105.2 million (23.04% of total debt) bear interest at variable rate equal to one month SOFR plus a margin. At December 31, 2022, one month SOFR was 4.18%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1,052,000. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions, change in currency rates between the Israeli Shekel and the U.S. Dollar and changes in the creditworthiness of tenants/operators, which may affect our ability to refinance our debt if necessary.

ITEM 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Annual Report).

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Limitations on Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

Financial Statements

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2) Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

4.1*	Description of Capital Stock

10.1	Deed of Trust dated April 23, 2018, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd. .incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.2	Deed of Trust dated November 24, 2015, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.3	Deed of Trust dated July 27, 2021 between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd., incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.4	First Amended and Restated Agreement of Limited Partnership dated June 1, 2021 of Strawberry Fields Realty LP, incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.5	Contribution Agreement dated June 8, 2021 between Strawberry Fields REIT, Inc., Strawberry Fields REIT, LLC and of Strawberry Fields Realty LP., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.6	Tax Protection Agreement effective as of June 8, 2021 among Strawberry Fields Realty LP, Strawberry Fields REIT, Inc. and Strawberry Fields REIT, LLC., incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.7	Strawberry Fields REIT, Inc. 2021 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.8	Term Loan and Security Agreement dated March 18, 2022, by and among Strawberry Fields Realty LP and certain subsidiaries thereof named as Borrowers, and Popular Bank, as Agent and Lender., incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

*21.1	List of Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAWBERRY FIELDS REIT, INC.

By:	/s/ Moishe Gubin
Moishe Gubin
Chairman and Chief Executive Officer

Dated: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Moishe Gubin	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2023
Moishe Gubin
/s/ Nahman Eingal	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2023
Nahman Eingal
/s/ Michael Blisko	Director	March 27, 2023
Michael Blisko
/s/ Essel Bailey	Director	March 27, 2023
Essel Bailey
/s/ Jack Levine	Director	March 27, 2023
Jack Levine
/s/ Reid Shapiro	Director	March 27, 2023
Reid Shapiro

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Strawberry Fields REIT, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strawberry Fields REIT, Inc., and its Predecessor (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income and comprehensive income (loss), equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

Supplemental Information

Financial statement schedule III (“Schedule III”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. Schedule III is the responsibility of the Company’s management. Our audit procedures included determining whether Schedule III reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in Schedule III. In forming our opinion on Schedule III, we evaluated whether Schedule III, including its form and content, is presented in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, Schedule III is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(PCAOB ID: 400)

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2019.

Tampa, Florida

March 27, 2023

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	December 31,
	2022	2021
Assets
Real estate investments, net	$438,911	$462,728
Cash and cash equivalents	20,197	26,206
Restricted cash and equivalents	25,507	25,922
Straight-line rent receivable, net	23,534	23,262
Right of use lease asset	1,833	2,064
Goodwill, other intangible assets and lease rights	11,632	14,660
Deferred financing expenses	5,791	4,826
Notes receivable, net	19,419	9,831
Other assets	176	465
Total Assets	$547,000	$569,964

Liabilities
Accounts payable and accrued liabilities	$13,723	$20,654
Bonds, net	74,412	192,549
Notes payable and other debt	381,003	309,251
Operating lease liability	1,833	2,064
Other liabilities	10,892	10,396
Non-controlling interest redemption liability	15,753	-
Total Liabilities	$497,616	$534,914
Commitments and Contingencies (Notes 6 and 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,365,856 and 5,849,746 shares issued and outstanding in 2022 and 2021	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	$5,792	$4,327
Accumulated other comprehensive income (loss)	386	(2,455)
Retained earnings	1,608	393
Total Stockholders’ Equity	$7,786	$2,265
Non-controlling interest	$41,598	$32,785
Total Equity	$49,384	$35,050
Total Liabilities and Equity	$547,000	$569,964

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Amounts in $000’s, except share data)

	Year Ended December 31,
	2022	2021

Revenues
Rental revenues	$92,543	$87,032

Expenses:
Depreciation	$25,530	24,460
Amortization	3,028	3,028
General and administrative expenses	6,012	6,297
Property taxes	13,131	10,623
Facility rent expenses	532	735
(Credit) provision for doubtful accounts	(5,636)	5,128
Total expenses	$42,597	$50,271
Income from operations	49,946	36,761

Interest expense, net	$(20,507)	$(21,261)
Amortization of deferred financing costs	(504)	(379)
Mortgage insurance premium	(1,704)	(1,769)
Total interest expense	$(22,715)	$(23,409)
Other income (loss):
Gain from sale of real estate investments	-	3,842
Foreign currency transaction loss	(10,932)	(8,775)
Other income	120	-
Total other loss	(10,812)	(4,933)
Net income	$16,419	$8,419
Less:
Net income attributable to non-controlling interest	(14,567)	(3,083)
Net income attributable to predecessor	-	(4,943)
Net income attributable to common stockholders	1,852	393
Other comprehensive income (loss):
Gain (loss) due to foreign currency translation	14,256	(6,751)
Reclassification of foreign currency transaction losses	10,932	8,775
Comprehensive income attributable to predecessor	-	(9,681)
Comprehensive (income) loss attributable to non-controlling interest	(22,347)	6,795
Comprehensive income (loss)	$4,693	$(469)
Net income attributable to common stockholders	$1,852	$393
Basic and diluted income per common share	$.31	$.07

Weighted average number of common shares outstanding	6,008,953	5,846,195

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of Common Shares	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings / (Accumulated Deficit)	Non-controlling interest	Total
Balance, December 31, 2020 (Predecessor)	-	$63,936	$(23,775)	$(26,741)	$-	$13,420
Net change in foreign currency translation	-	-	9,681	-	-	9,681
Preferred dividends	-	(1,060)	-	-	-	(1,060)
Members’ distribution	-	(5,000)	-	-	-	(5,000)
Net Income	-	-	-	4,943	-	4,943
Balance June 7, 2021	-	57,876	(14,094)	(21,798)	-	21,984
Formation transactions	5,824,846	(53,799)	12,501	21,798	19,500	-
Issuance of operating partnership units	-	-	-	-	16,997	16,997
Net change in foreign currency translation	-	-	(862)	-	(6,795)	(7,657)
Stock-based compensation	24,900	250	-	-	-	250
Net Income	-	-	-	393	3,083	3,476
Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Issuance of common shares in exchange for OP units	516,110	-	-	-	-	-
Reallocation of non-controlling interest	-	1,465	-	-	(1,465)	-
Dividends	-	-	-	(637)	-	(637)
Non-controlling interest distributions	-	-	-	-	(10,883)	(10,883)
Net change in foreign currency translation	-	-	2,841	-	22,347	25,188
Reclassification of non-controlling interest to non-controlling interest redemption liability	-	-	-	-	(15,753)	(15,753)
Net Income	-	-	-	1,852	14,567	16,419
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384

See accompanying notes to consolidated financial statements

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$16,419	$8,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,558	27,488
Stock-based compensation	-	250
Gain from sale of Real Estate Investments	-	(3,842)
Amortization of bond issuance costs	1,160	1,000
Amortization of deferred financing costs	504	379
Decrease (increase) in other assets	289	(150)
Amortization of right of use asset	231	284
Foreign currency transaction loss	10,932	8,775
Foreign currency translation adjustments	971	(559)
Credit for doubtful accounts due to recovery of foreclosed real estate	(1,200)	-
Increase in straight-line rent receivables	(272)	(2,032)
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(6,435)	5,058
Repayment of operating lease liability	(231)	(284)
Net cash provided by operating activities	$50,926	$44,786

Cash flow from investing activities:
Purchase of Real estate investments	$(513)	$(64,068)
Proceeds from the sale of Real estate investments	-	44
(Increase) decrease in notes receivable	(9,588)	5,736
Net cash used in investing activities	$(10,101)	$(58,288)

Cash flows from financing activities:
Proceeds from senior debt, net of discount	$105,000	$-
Deferred financing costs	(1,469)	-
Proceeds from issuance of bonds, net of issuance costs	-	63,000
Repayment of bonds	(106,012)	(22,384)
Proceeds from the sale of bonds	-	1,700
Repayment of senior debt	(33,248)	(17,229)
Non-controlling interest distributions	(10,883)	-
Payment of dividends	(637)	-
Payment of Preferred dividends	-	(1,516)
Net cash (used in) provided by financing activities	$(47,249)	$23,571
(Decrease) increase in cash and cash equivalent and restricted cash and equivalents	$(6,424)	$10,069
Cash and cash equivalents and restricted cash and equivalents at the beginning of the year	$52,128	42,059
Cash and cash equivalents and restricted cash and equivalents at the end of the year	$45,704	$52,128

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$21,629	$19,395
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$25,188	$2,024
Increase in real estate investments due to non-cash recovery of foreclosed real estate	$1,200	$-
Reclassification of non-controlling interest to non-controlling interest redemption liability	$15,753	$-
Note receivable in connection with real estate investment sale	$-	$9,027
Buyer assumption of senior debt in connection with real estate investment sale	$-	$16,945
OP units issued in connection with purchase of real estate investments	$-	$16,997
Members’ distribution included in accounts payable and accrued liabilities	$-	$5,000

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

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one for one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. Following the completion of the formation transactions, and other transactions, the Company became the owner of approximately 12% and 11 % of the outstanding OP units as of December 31, 2022 and 2021, respectively. The formation transactions were accounted for at historical cost.

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

As of December 31, 2022, the Company owned 78 properties and leased one property that it in turn subleased to a tenant that operates the facility.

Predecessor Company

The Predecessor Company, Strawberry Fields REIT, LLC, is an Indiana limited liability company organized on August 4, 2014. Predecessor company’s final tax return was filed as of December 31, 2021.

The Predecessor Company primarily invested in real estate serving the healthcare industry in the United States. The Predecessor Company through its subsidiaries owned skilled nursing facilities, long-term acute care hospitals, and other healthcare related properties in the States of Illinois, Indiana, Michigan, Texas, Ohio, Tennessee, Kentucky, Oklahoma, and Arkansas. Prior to the formation transactions, the Predecessor Company owned 72 properties and leased one property that was subleased by the Predecessor Company to a tenant that operates the facility.

NOTE 1. Business (Cont.)

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

These consolidated financial statements are presented in U.S. dollars.

On June 8, 2021, the Company completed the following formation transactions and related transactions:

●	the Predecessor Company contributed all of its assets owned as of June 8, 2021, to the Operating Partnership, and the Operating Partnership assumed all of the liabilities of the Predecessor Company as of the same date;

●	the Operating Partnership issued 51,686,280 OP units to the Predecessor Company, which were distributed to the members and beneficial owners of the Predecessor Company; and

●	the Company issued 5,824,846 shares of its common stock to the members of the Predecessor Company and their beneficial owners and their transferees in exchange for 5,824,846 OP units.

Following the completion of the formation transactions, the Company owned approximately 11.3% or 5,844,166 of the outstanding OP units in the Operating Partnership. As of December 31, 2022 the Company owns approximately 12% of the Operating Partnership.

The following is a summary of the Predecessor Company’s Consolidated Statement of Income for the period from January 1, 2021, through June 7, 2021, and the Company’s Consolidated Statement of Income for the period from June 8, 2021, to December 31, 2021. These amounts are included in the accompanying Consolidated Statements of Income herein for the year ended December 31, 2021.

NOTE 1. Business (Cont.)

Basis of Presentation (Cont.)

	(Amounts in $000’s)
	Predecessor	Company
	January 1, 2021 through June 7, 2021	June 8, 2021 through December 31, 2021	TOTAL
Revenues
Rental revenues	$35,440	$51,592	$87,032

Expenses:
Depreciation	$10,303	$14,157	$24,460
Amortization	1,323	1,705	3,028
General and administrative expenses	1,928	4,369	6,297
Property taxes	4,039	6,584	10,623
Facility rent expenses	217	518	735
Provision for doubtful accounts	93	5,035	5,128
Total expenses	$17,903	$32,368	$50,271
Income from operations	17,537	19,224	36,761

Interest expense, net	$(8,769)	$(12,492)	$(21,261)
Amortization of deferred financing costs	(132)	(247)	(379)
Mortgage insurance premium	(691)	(1,078)	(1,769)
Total interest expense	$(9,592)	$(13,817)	$(23,409)
Other income (loss):
Gain from sale of real estate investments	3,842	-	3,842
Foreign currency translation loss	(6,844)	(1,931)	(8,775)
Total other loss	(3,002)	(1,931)	(4,933)
Net income	$4,943	$3,476	$8,419
Less net income attributable to non-controlling interest	$-	(3,083)	(3,083)
Net income attributable to Predecessor Company	-	-	(4,943)
Net income attributable to common stockholders	$-	$393	393

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s consolidated balance sheets represents OP units not held by the Company and represents approximately 88 % and 89 % of the outstanding OP Units issued by the Operating Partnership as of December 31, 2022 and 2021, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the year.

NOTE 1. Business (cont.)

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

NOTE 2. Summary of Significant Accounting Policies

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On December 31, 2022 and 2021, the Company had $40,652,000 and $36,359,000, respectively, on deposit in excess of federally insured limits.

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

NOTE 2. Summary of Significant Accounting Policies (cont.)

Real Estate Valuation

The Company makes estimates as part of its allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, the Company uses current appraisals or other third-party valuations. The most significant components of these allocations are typically the allocation of fair value to land and buildings and, for certain of its acquisitions, in place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization the Company records over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in place leases, the Company makes best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that the Company will recognize over the remaining lease term for the acquired in place leases.

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the years ended December 31, 2022 and 2021.

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

Contingent revenue is not recognized until all possible contingencies have been eliminated. The Company considers the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. The Company follows a policy related to rental income whereby the Company considers a lease to be non-performing after 60 days of non-payment of past due amounts and does not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our accompanying consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. The Company assesses the collectability of straight-line rent in accordance with the applicable accounting standards and reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, the Company may provide a reserve against the recognized straight-line rent receivable asset for a portion, up to its full value, that the Company estimates may not be recoverable.

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

Gain from sale of real estate investments was recognized when control of the property is transferred, and it is probable that substantially all consideration will be collected.

Allowance for Doubtful Accounts

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA (defined as earnings before interest, tax, depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

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

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, notes receivable and operating leases on owned properties. These financial instruments are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. Cash and cash equivalents, restricted cash and equivalents are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk.

With respect to notes receivable, the Company obtains various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of our portfolio.

On December 31, 2022, the Company held five notes receivable with an outstanding balance of $19.4 million. The notes have maturities ranging from 2023 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants accounts receivable. All other notes receivable are uncollateralized as of December 31, 2022. As of December 31, 2021 the Company held two uncollateralized notes receivable for a total amount of $9.8 million. All of these notes are paid monthly and are current.

During 2018, the Company undertook to acquire five properties located in Massachusetts through the acquisition of the loans secured by first mortgages on the properties. In this regard, the Company purchased mortgages from the lenders for the price of $7.74 million. During 2019, the Company subsequently advanced $3.1 million under the mortgages to repay other debts related to the properties. The Company had an informal understanding with the owner that, in exchange for the cancellation of the loans, the owner would transfer title to the properties to the Company.

However, subsequent to the purchase of the loans but prior to the transfer of the properties, the Company cancelled the planned transfer because the owner was forced to surrender its licenses to the State of Massachusetts due to cash flow issues. Due to the uncertainty with respect to the recovery of the Company’s investment in the loans, they were fully reserved at December 31, 2021.

In July 2022, the Company as lender sold four of the five properties at auction for the total amount of $4.4 million which is included in (credit) provision for doubtful accounts in the accompanying consolidated statements of income and comprehensive income (loss). In December 2022 the Company took title on the fifth property with an estimated fair value of $1.2 million. The Company is in the process of pursuing collection efforts with respect to the balance outstanding, plans to sell the foreclosed assets and pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

Market Concentration Risk

As of December 31, 2022 and 2021, the Company owned 78 properties and leases 1 property in 9 states, with 21 properties or 26.6% of its total properties located in Illinois (which include 4,327 skilled nursing beds or 41.50% of the Company’s total beds) and 15 properties or 19.0% of its total properties in Indiana (which include 1,388 skilled nursing beds or 13.3% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, Centers for Medicare and Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

NOTE 2. Summary of Significant Accounting Policies (Cont.)

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

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the year. At December 31, 2022 and 2021, there were 46,890,541 and 47,406,651 OP units, respectively, outstanding which were potentially dilutive securities. During the years ended December 31, 2022, and 2021 the assumed conversion of the OP units had no impact on basic income per share.

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Beds, Units, Occupancy and Other Measures

Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis and are not subject to audit by the Company’s independent auditors in accordance with the standards of the Public Company Accounting Oversight Board.

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

Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses, if any, are included in other income (loss), in the consolidated statements of income.

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

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On December 31, 2022, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the consolidated balance sheets. At December 31, 2022 the fair value of real estate investments held for sale exceeded its net book value. As of December 31, 2021 the Company had no real estate investments held for sale. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including leases and notes receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. On October 16, 2019, the FASB approved ASU 2019-10 which extends the effective date of ASU 2016-13 to January 1, 2023, for smaller reporting companies. Adoption of ASU 2016-13 on January 1, 2023, was not material to the Company’s consolidated financial position and results of operations.

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s cash and equivalents and escrow deposits:

	December 31,
	2022	2021
	(amounts in $000’s)
Escrow with trustee	$2,287	$1,255
MIP escrow accounts	745	886
Other escrow and debt deposits	781	832
Property tax and insurance escrow	5,243	3,511
Interest and expense reserve bonds escrow	2,276	6,161
HUD replacement reserves	14,175	13,277
Total restricted cash and equivalents	$25,507	$25,922

Escrow with trustee - The Company transfers funds to the trustee for its Series A and Series C Bonds to cover principal and interest payments prior to the payment date.

MIP escrow accounts - The Company is required to make monthly escrow deposits for mortgage insurance premiums on the HUD guaranteed mortgage loans.

Other escrow and debt deposits – The Company funds various escrow accounts under certain of its loan agreements, primarily to cover debt service on underlying loans,

Property tax and insurance escrow - The Company funds escrows for real estate taxes and insurance under certain of its loan agreements.

Interest and expense reserve bonds escrow - The indentures for the Series A Bonds and Series C Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated	December 31,
	Useful Lives	2022	2021
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-53	$495,215	$494,015
Equipment and personal property	1-14	78,524	78,011
Land	-	60,010	60,010
		633,749	632,036
Less: accumulated depreciation		(194,838)	(169,308)
Real estate investments, net		$438,911	$462,728

For the years ended December 31, 2022 and 2021, total depreciation expense were $25.5 million and $24.5 million, respectively.

Acquisition of Properties

On August 25, 2021, the Company acquired five properties located in Tennessee and one in Kentucky (the “Tennessee/Kentucky Properties”) for an aggregate acquisition cost of $81.0 million, which was paid through the issuance of 1,545,217 OP units valued at $16,997,000, including 90,909 of OP units paid to the broker valued at $1 million and a cash payment of $63,990,000. Moishe Gubin, our Chairman and Chief Executive Officer, agreed to purchase the OP units issued to the sellers either at cost or fair market value (whichever is higher) 12 months after the closing at the option of the sellers. The properties contain skilled nursing facilities of approximately 223,000 square feet and 515 beds. The Company financed a portion of the cash portion of the purchase price from the net proceeds received by the Company from the sale of Series C Bonds in Israel. The Company leased the five Tennessee facilities to related parties under a new Tennessee master lease, and the one Kentucky property to an unrelated third party under the existing Landmark master lease.

In November 2022 the Board of Directors of the Company approved a resolution to allow the Operating Partnership, instead of Moishe Gubin personally, to buy the 1,454,308 OP Units from the seller of the Tennessee/Kentucky Properties. The Purchase has not yet been completed as of the date of these consolidated financials. In connection with this transaction the Company reclassified $15,753,000, net of distributions on account of such OP Units in 2022, from non-controlling interest to non-controlling interest redemption liability. No adjustment to fair value was necessary at December 31, 2022 as the fair value of the Company’s common stock was less than the redemption price of $11.00 per unit.

Dispositions of Assets

On February 12, 2021, the Company closed on the sale of five properties in Illinois for a total purchase price of $26.1 million. The purchasers paid $9.0 million of the purchase price through the delivery of notes payable to the Predecessor Company and also assumed approximately $16.9 million in outstanding HUD mortgages on these assets. The notes bear a fixed interest rate of 5% per annum with fixed monthly payments of principal and interest of $92,900 for a period of 10.5 years. The Company recognized a gain of $3.8 million in connection with the sale of these real estate investments.

NOTE 4. Real Estate Investments, net (cont.)

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. See note 2 above. As of December 31, 2022, the property is carried at estimated fair value of $1.2 million and is included in real estate investments in the accompanying consolidated balance sheets.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2020
Gross	$1,323	54,577	55,900
Accumulated Amortization	-	(38,212)	(38,212)
Net carrying amount	$1,323	$16,365	$17,688
Amortization for the year ended December 31, 2021	$-	(3,028)	(3,028)

Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	$1,323	13,337	14,660

Balances, December 31, 2021
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	$1,323	$13,337	$14,660
Amortization for the year ended December 31, 2022	$-	(3,028)	(3,028)
Balances, December 31, 2022
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	$1,323	$10,309	$11,632

Estimated amortization expense for all finite-lived intangible assets for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2023	$3,028
2024	3,028
2025	3,028
2026	675
2027	461
Thereafter	89
Total	$10,309

NOTE 6. Leases

As of December 31, 2022 and 2021, the Company had leased 79 properties to tenant/operators in the States of Illinois, Indiana, Michigan, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of December 31, 2022 and 2021 all of the Company’s healthcare facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased for the periods indicated:

	December 31,
	2022	2021
Cumulative number of properties	79	79
Cumulative number of operational beds	10,332	10,336

The following table provides additional information regarding the properties/facilities leased by the Company as of December 31, 2022:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,327	21	-	21
Indiana	1,388	14	1	15
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,045	9	-	9
Arkansas	1,568	13	-	13
Oklahoma	137	1	-	1
Texas	473	3	-	3
Total properties	10,332	78	1	79

Facility Type
Skilled Nursing Facilities	10,170	73	1	74
Long-Term Acute Care Hospitals(1)	63	2	-	2
Assisted Living Facility	99	3	-	3
Total facilities	10,332	78	1	79

(1)	Each property is comprised of a skilled nursing facility and long-term acute care hospital.

As of December 31, 2022, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2023	$83,312
2024	84,815
2025	75,152
2026	56,159
2027	56,453
Thereafter	186,099
Total	$541,990

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	December 31,
	2022	2021
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility. The lease expires on March 1, 2028 and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Operating lease cost	$392	$375

	As of December 31,
	2022	2021
Operating lease right of use asset	$1,833	$2,064
Operating lease liability	$1,833	$2,064
Weighted average remaining lease term-operating leases (in years)	5.25	6.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of December 31, 2022, reconciled to the Company’s operating lease liability presented on the consolidated balance sheets:

(Amounts in $000s)
2023	$395
2024	395
2025	395
2026	395
2027	395
Thereafter	69
Total	$2,044
Less Interest	(211)
Total operating lease liability	$1,833

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the year ended December 31, 2022 and 2021, was $203,500 and $198,000, respectively.

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at December 31,	December 31,
	2022	2022	2021
	(Amounts in $000s)
HUD guaranteed bank loans	3.23%	$275,778	$283,108
Bank loans	7.68%	105,225	24,789
Series A, Series B and Series C Bonds	5.91%	75,788	194,926
Loans from others	-	-	$1,354
Gross Notes Payable and other Debt		$456,791	$504,177
Debt issuance costs		(1,376)	(2,377)
Net Notes Payable and other Debt		$455,415	$501,800

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,
2023	$28,219
2024	25,793
2025	15,570
2026	57,373
2027	94,747
Thereafter	235,089
$456,791

Debt Covenant Compliance

As of December 31, 2022 and 2021, the Company was party to approximately 40 and 42 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of December 31, 2022, the Company was in compliance with all financial and administrative covenants.

NOTE 7. Notes Payable and Other Debt (cont.)

Senior Debt—Mortgage Loans Guaranteed by HUD

As of December 31, 2022 and 2021, the Company had HUD guaranteed mortgage loans from financial institutions of $276 million and $283 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of December 31, 2022 and 2021 was 3.88% (including the mortgage insurance premium).

Bank loans/repayment of Series B Bonds

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the December 31, 2022 the rate was 7.68%). As of December 31, 2022, total outstanding was $102.39 million. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay certain bank loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

The new credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2022 the Company is in compliance with the loan covenants.

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then the Company extended the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds had an original interest rate of 6.4% per annum. The effective weighted interest rate on the debentures, including those issued in the additional offering, is 7.4%.

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

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds (Cont.)

Payment Terms

The principal amount of the Series A Bonds is payable in eight annual installments due on July 1 of each of the years 2017 through 2024. The first four principal payments are equal to 15% of the original principal amount of the Series A Bonds, and each of the last four principal payments are equal to 10% of original principal amount of the Series A Bonds.

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

Financial Covenants

The financial covenants of the BVI Company are measured based on its financial statements prepared in accordance with IFRS accounting principles. The annual rate of interest on the Series A Bonds will increase by 0.5%, but only once with respect to each breach of any such covenant, if: (i) the shareholders’ equity of the BVI Company (excluding minority interests) is less than $110 million, (ii) the ratio of adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 12 or (iii) the ratio of equity to total assets is less than 27%. Compliance with these financial covenants is measured annually and quarterly based on the BVI Company’s annual financial statements and quarterly financial statements. As of December 31, 2022, the BVI Company was in compliance with the above covenants.

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

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds (Cont.)

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

Bond Repurchases

On March 19, 2020, the Board of Directors of the BVI Company approved a $5 million new buyback program to Series A and Series B Bonds. The Program was approved for a year and on March 21, 2021, the Program was extended for another year to expire on March 20, 2022. On March 28, 2022, the Board of Directors of the BVI Company approved a $10 million buyback program (the “Program”) to Series A and Series C Bonds. The Program was approved for a year and will expire on March 28, 2023. The BVI Company did not repurchase any bonds during the years ended December 31, 2022 and 2021.

NOTE 7. Notes Payable and Other Debt (cont.)

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

Interest on the Series C Bonds is payable semi-annually in arrears on July 31 and January 31 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds is payable in five annual installments due on July 31 of each of the years 2022 through 2026. The first four principal payments are equal to 6% of the original principal amount of the Series C Bonds, and the last principal payments is equal to the outstanding principal amount of the Series C Bonds.

Financial Covenants

Until the date of full repayment of the Series C Bonds, the BVI Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the BVI Company as prepared under the IFRS accounting method. The financial covenants are as follows:

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

Dividend Restrictions (Cont.)

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

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed to a maximum of NIS630 million (or $179 million).

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

Other Debt

As of December 31, 2022 the Company had no other debt. As of December 31, 2021, the Company had $1.4 in outstanding amounts due under notes due to sellers of properties.

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

In March 2020, Joseph Schwartz, Rosie Schwartz, and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at the Company’s properties. The complaint was related to the Company’s acquisition of 16 properties located in Arkansas, Kentucky and Illinois and the attempt to purchase 5 properties located in Massachusetts in a series of transactions between May 2018 and April 2019. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was defective and they intend to take appropriate steps to challenge the service and to have the complaint again dismissed.

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants alleged failure to perform certain post-closing obligations under the purchase contracts. The Company has potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. The Company and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfill their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. The Company believes this matter will be resolved without a material adverse effect to the Company.

NOTE 8. Commitments and Contingencies (Cont.)

Contingencies (Cont.)

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold four of the five properties at auction for the total amount of $4.4 million. In December 2022 the Company took title on the fifth property. The Company is in the process of pursuing collection efforts with respect to the balance outstanding and plans to sell the foreclosed property and pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

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

As of December 31, 2022, 225,100 shares were available for grant. No shares were issued during the year ended December 31, 2022. The Company issued 24,900 shares under the equity incentive plan during the year ended December 31, 2021 and recognized approximately $250,000 of expense in connection with these grants.

NOTE 10. Stockholders’ Equity and Distributions

The Company elected and qualified to be treated as a REIT commencing with the taxable year ending December 31, 2022. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income, including net capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions that it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.

As of December 31, 2022, there were a total of 6,365,856 shares of common stock issued in connection with our formation transactions, OP unit conversions and shares granted to employees and employees of affiliated entities under the equity incentive plan. The outstanding shares were held by a total of approximately 460 stockholders of record, including certain affiliates of the Company who held 864,240 of these shares.

At December 31, 2022 there were 46,890,541 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders’ interest.

In addition, the Company has reserved a total of 46,890,541 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of December 31, 2022.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	Chairman of the Board
Michael Blisko	Director
Ted Lerman	Director of Predecessor Company
Nahman Eingal	Chief Financial Officer
Steven Blisko	Former tenant and brother of Michael Blisko
Operating entities	See list below

Lease Agreements with Related Parties

As of December 31, 2022 and 2021, each of the Company’s facilities except for two were leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 41 tenants out of 79 who were related parties as of December 31, 2022 and 47 tenants out of 79 who were related parties as of December 31, 2021. Most of the lease agreements are triple net leases.

On April 4, 2022, an affiliated tenant in Illinois notified the Company of its intent to default with respect to two master lease agreements. Each lease included three nursing home facilities with a combined rent of $225,000 per month, or $2.7 million annually. Default occurred on June 30, 2022, and the Company recognized a loss of $1,075,000 due to the write-offs of straight-line rent receivables during the year ended December 31, 2022. On July 1, 2022, the Company entered into new lease agreements with an unaffiliated third-party operator to lease these properties. The new leases have terms of 10 years each and provide for a combined average base rent of $180,000 per month, or $2.3 million per year, on average, over the life of the leases. In February 2023 one facility under this master lease was closed. The closure was a result of the tenant request and mainly for efficiency reasons. This facility is under a master lease with 5 other facilities and the rent payment is continuing with no interruption and at the same amount.

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

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties:

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/Tenant/Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC (3)	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II LLC	39.10%	40.14%	20.20%	$1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro - Ross Manor II LLC	39.10%	40.14%	20.20%	1,353,655	3.00%	1.87%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	39.10%	40.14%	20.20%	1,089,527	3.00%	1.51%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	39.10%	40.14%	20.20%	1,309,634	3.00%	1.81%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	39.10%	40.14%	20.20%	1,100,532	3.00%	1.52%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	39.10%	40.14%	20.20%	1,045,506	3.00%	1.45%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	39.10%	40.14%	20.20%	1,133,548	3.00%	1.57%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	39.10%	40.14%	20.20%	891,431	3.00%	1.23%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	39.10%	40.14%	20.20%	638,309	3.00%	0.88%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	39.10%	40.14%	20.20%	1,518,735	3.00%	2.10%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	39.10%	40.14%	20.20%	946,458	3.00%	1.31%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	39.10%	40.14%	20.20%	792,383	3.00%	1.10%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	39.10%	40.14%	20.20%	726,351	3.00%	1.00%	8/1/2025	2 five year

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor / Company Subsidiary	Manager/Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Ted Lerman /A&F Realty LLC (3)	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, A Waters Community, LLC	40.00%	40.00%	20.00%	1,514,820	3.00%	1.81%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	704 5TH Avenue East, LLC	The Waters of Springfield, LLC	40.00%	40.00%	20.00%	917,230	3.00%	1.09%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	40.00%	40.00%	20.00%	1,111,794	3.00%	1.33%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	40.00%	40.00%	20.00%	1,264,666	3.00%	1.51%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	40.00%	40.00%	20.00%	1,167,384	3.00%	1.39%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	40.00%	40.00%	20.00%	1,334,153	3.00%	1.59%	8/1/2031	2 five year

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/Tenant/Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC (3)	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options

	Master Lease Tennessee 2
TN	505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community, LLC	40.00%	40.00%	20.00%	1,628,910	3.00%	1.97%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,279,858	3.00%	1.55%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	40.00%	40.00%	20.00%	2,327,014	3.00%	2.81%	7/1/2031	2 five year

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC (3)	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	0.00%	$498,350	Varies between $12,000 and $24,000 annually	0.69%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	40.00%	40.00%	20.00%	549,884	3.00%	0.76%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	37.50%	37.50%	5.00%	1,005,313	3.00%	1.39%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,038,000	None	1.44%	12/30/2025	None
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	50.00%	50.00%	0.00%	1,083,048	None	1.50%	6/1/2031	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	0.00%	1,215,483	3.00%	1.68%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	0.00%	1,260,000	None	1.74%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,575,348	None	2.18%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	0.00%	1,788,365	3.00%	2.47%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	35.00%	35.00%	24.99%	2,134,570	3.00%	2.95%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	37.50%	37.50%	5.00%	1,961,604	None	2.71%	11/1/2027	None

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Ted Lerman/A&F Realty LLC (3)	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	40.00%	40.00%	20.00%	$116,676	3.00%	0.16%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	40.00%	40.00%	20.00%	2,409,998	3.00%	3.33%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	30.00%	30.00%	20.00%	2,454,187	3.00%	3.39%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	33.39%	33.39%	23.97%	2,547,712	3.00%	3.52%	2/28/2026	2 five year
IL	4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	50.00%	50.00%	0.00%	478,958	3.00%	0.58%	10/1/2030	2 five year

(1)	The interests of the three listed related parties are not held through any commonly owned holding companies. Mr. Gubin’s interests are held through Gubin Enterprises LP. Mr. Blisko’s interests are held through Blisko Enterprises LP and New York Boys Management, LLC. The interests held by Ted Lerman/A&F Realty LLC are held directly by them.

(2)	Each of the tenants is a limited liability company. The percentages listed reflect the owners’ percentage ownership of the outstanding membership interests in each tenant. Each tenant is managed by two or three managers, which currently consist of Mr. Gubin, Mr. Blisko and in some cases Mr. Lerman or A&F Realty LLC. Decisions are made by majority vote of the managers, except (in some cases) for certain major items that require the vote of a majority or greater percentage of the members.

(3)	In January 2023 Gubin Enterprises LP and Blisko Enterprises LP reached an agreement with A&F Realty LLC to purchase their ownership interest in all of the operating entities with a retroactive effective date of January 1, 2022.

Guarantees from Related Parties

As of December 31, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries. As of December 31, 2021, Mr. Gubin and Mr. Blisko guaranteed $21.9 million in loans made by commercial banks to the Company’s subsidiaries.

Balances with Related Parties

	December 31,
	2022	2021
	(amounts in $000s)
Straight-line rent receivable	$11,591	$15,261
Tenant portion of replacement reserve	$10,227	$10,331
Notes receivable	$7,816	$8,521

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Payments from and to Related Parties
	Years ended December 31,
	2022	2021
	(amounts in $000s)
Rental income received from related parties	$54,386	$61,310

Other Related Party Relationships

On December 31, 2022 and 2021, the Company had approximately $4.7 million and $17.5 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank. On June 14, 2022, the Company purchased a 7% note receivable with an outstanding balance of $8 million from Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note is interest only with a balloon payment due July 1, 2024. The note receivable is due from certain unaffiliated tenants.

NOTE 12. Income Taxes

The Company elected and qualified to be taxed as a REIT for federal income tax purposes commencing with the year ending December 31, 2022.

As a REIT, the Company generally is not subject to federal income tax on its net taxable income that it distributes currently to its stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify for taxation as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company’s income for that year will be taxed at regular corporate rates, and the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to federal income and excise taxes on its undistributed income.

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

NOTE 13. Fair Value of Financial Instruments

The Company is required to disclose the fair value of financials instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate their carrying value on the consolidated balance sheets due to their short-term nature. The Company’s foreclosed real estate is recorded at fair value on a non-recurring basis and is included in real estate investments on the consolidated balance sheets. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market values by licensed appraisers or local real estate brokers and knowledge and experience of management. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31,
		2022		2021
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable, other debt, and bonds	3	$455,415	454,523	$501,800	508,297

Notes receivable	3	$19,419	18,479	$9,831	9,831

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On January 3, 2023, the Company acquired a property located in Kentucky for a total cost of $6.0 million including finder fees and leasehold improvements. The Company also committed to a $700,000 leasehold improvement that will be completed by the new tenant. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with a third-party operator. The lease has an initial term of 10 years, with two extension options of five years each. The initial annualized base rent is $600,000, which is subject to an annual increase of approximately 3%.

In February 2023 one of the facilities owned by the Company in Southern Illinois was closed. The closure was the result of the tenant’s request and mainly for strategic reasons. This facility remains under a Master Lease with five other facilities and the full amount of the rental payments will continue to be paid through the remaining term of the lease. The tenant is looking for a buyer of the vacant facility.

During February 2023, the Company issued additional Series C debentures with a par value of NIS 40.00 million and raised a gross amount of $10.73 million (NIS 38.1 million). The debentures were issued at a price of 95.25%.

On February 22, 2023, the Company’s common stock commenced trading on the NYSE American exchange. The Company’s stock symbol remains the same (“STRW”).

On March 6, 2023 our Board of directors approved a dividend distribution of $0.11 per share. The dividend will be paid prior to March 31, 2023.

NOTE 15. Financing Income (Expenses), Net

	Year ended December 31,
	2022	2021
	(Amounts in $000’s)
Financing expenses
Interest expenses with respect to bonds	$(7,062)	$(9,736)
Interest expenses on loans from banks and others	(14,071)	(11,543)
Interest expenses with respect to leases	(80)	(91)
Other financing expenses (including related parties), net	(95)	(354)
Total financing expenses	$(21,308)	$(21,724)
Financing income	$801	$463
Interest Expense, Net	$(20,507)	$(21,261)

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries and Predecessor

Schedule III

Real Estate and Accumulated Depreciation

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property(2)	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation (1)	Construction	Acquired

1020 West Vine Street Realty, LLC	IN	SNF	$73,704	5,373,301	552,994	$73,704	4,080,799	-	4,154,503	1,845,496	1968	5/1/2015
12803 Lenover Street Realty LLC	IN	SNF	749,235	11,715,266	707,200	749,235	7,574,048	-	8,323,283	4,848,418	1898	12/28/2012
1600 East Liberty Street Realty LLC	IN	SNF	226,684	8,613,047	684,202	226,684	5,897,638	-	6,124,322	3,399,611	1973	12/28/2012
1601 Hospital Drive Realty LLC	IN	SNF	374,029	6,536,475	574,959	374,029	4,504,832	-	4,878,861	2,606,602	1981	12/28/2012
2055 Heritage Drive Realty LLC	IN	SNF	397,029	6,567,012	592,208	397,029	4,413,431	-	4,810,460	2,745,789	1978	12/28/2012
3895 Keystone Avenue Realty LLC	IN	SNF	905,829	5,401,715	465,715	905,829	3,684,275	-	4,590,104	2,183,155	1998	12/28/2012
405 Rio Vista Lane Realty LLC	IN	SNF	851,889	3,190,949	277,894	851,889	1,713,700	-	2,565,589	1,755,143	1965	12/28/2012
950 Cross Avenue Realty LLC	IN	SNF	1,055,229	8,223,435	793,445	1,055,229	5,550,787	-	6,606,016	3,466,093	1972	12/28/2012
958 East Highway 46 Realty LLC	IN	SNF	1,424,142	12,353,018	494,464	1,424,142	8,440,128	-	9,864,270	4,407,354	1975	12/28/2012
1350 North Todd Drive Realty, LLC	IN	SNF	76,959	3,151,485	371,556	76,959	1,764,500	-	1,841,459	1,758,541	1976	12/28/2012
1712 Leland Drive Realty, LLC	IN	SNF	158,995	5,399,959	441,046	158,995	3,563,280	-	3,722,275	2,277,724	1977	5/1/2015
253 Bradington Drive, LLC	IL	SNF	533,575	6,030,915	535,510	533,575	3,467,761	-	4,001,336	3,098,664	1993	4/1/2011
1621 Coit Road Realty, LLC	TX	SNF	1,466,005	6,428,360	771,979	1,466,005	3,882,672	-	5,348,677	3,317,667	1977	7/1/2015
8200 National Avenue Realty, LLC	OK	SNF/LTACH	1,941,555	8,519,002	781,484	1,941,555	6,389,954	-	8,331,509	2,910,532	1989	7/1/2015
2301 North Oregon Realty, LLC	TX	SNF/LTACH	460,109	9,224,188	1,017,263	460,109	6,732,362	-	7,192,471	3,509,089	1970	7/1/2015
5601 Plum Creek Drive Realty, LLC	TX	SNF	1,110,560	8,585,477	694,019	1,110,560	5,859,676	-	6,970,236	3,419,820	1985	7/1/2015
107 South Lincoln Street, LLC	IL	SNF	69,401	3,401,111	488,487	69,401	2,411,945	-	2,481,346	1,477,653	1974	11/26/2014
1623 West Delmar Avenue, LLC	IL	SNF	369,094	2,188,077	257,828	369,094	1,322,328	-	1,691,422	1,123,577	1962	11/26/2014
393 Edwardsville Road, LLC	IL	SNF	251,415	3,426,747	387,838	251,415	2,141,383	-	2,392,798	1,673,202	1971	11/26/2014
911 South 3rd Street, LLC	MI	SNF	289,936	4,022,959	387,105	289,936	2,661,180	-	2,951,116	1,748,884	1969	5/22/2015
516 West Frech Street, LLC	IL	SNF	85,518	1,697,527	266,955	85,518	353,059	-	438,577	1,611,423	1974	9/28/2011
1316 North Tibbs Avenue Realty, LLC	IN	SNF	323,226	2,940,959	335,816	323,226	1,805,176	-	2,128,402	1,471,599	1976	6/1/2014
3090 Five Points Hartford Realty, LLC	OH	SNF	114,614	1,348,246	155,890	114,614	301,910	-	416,524	1,202,226	1950	8/1/2015
3121 Glanzman Road Realty, LLC	OH	SNF	211,543	2,977,780	329,427	211,543	1,672,330	-	1,883,873	1,634,877	1959	8/1/2015
620 West Strub Road Realty, LLC	OH	SNF	140,266	2,785,910	192,574	140,266	1,437,396	-	1,577,662	1,541,088	1978	8/1/2015
4250 Sodom Hutchings Road Realty, LLC	OH	SNF	41,548	581,176	96,026	41,548	86,724	-	128,272	590,478	1975	8/1/2015
Ambassador Nursing Realty, LLC	IL	SNF	2,344,176	5,891,870	991,190	2,344,176	3,039,602	-	5,383,778	3,843,458	1976	4/1/2008
Momence Meadows Realty, LLC	IL	SNF	185,405	5,861,271	703,325	185,405	2,837,688	-	3,023,093	3,726,908	1974	8/2/2006
Oak Lawn Nursing Realty, LLC	IL	SNF	808,226	3,388,277	403,497	808,226	1,460,683	-	2,268,909	2,331,091	1964	4/30/2012
Forest View Nursing Realty, LLC	IL	SNF	392,245	6,288,479	819,276	392,245	4,458,575	-	4,850,820	2,649,180	1975	11/25/2013
Lincoln Park Holdings, LLC	IL	SNF	4,322,851	6,815,753	861,396	4,322,851	4,917,292	-	9,240,143	2,759,857	1973	11/26/2014
Continental Realty, LLC	IL	SNF	3,392,263	6,659,835	720,666	3,392,263	2,681,690	-	6,073,953	4,698,811	1976	4/2/2008
Westshire Realty, LLC	IL	SNF	356,185	22,165,811	2,253,929	356,185	15,158,032	-	15,514,217	9,261,708	1974	7/26/2013
Belhaven Realty, LLC	IL	SNF	2,298,858	7,026,385	924,756	2,298,858	2,088,233	-	4,387,091	5,862,908	1985	6/1/2006
West Suburban Nursing Realty, LLC	IL	SNF	1,061,095	11,501,970	1,336,935	1,061,095	6,281,317	-	7,342,412	6,557,588	1975	11/2/2007
Niles Nursing Realty LLC	IL	SNF	3,115,279	21,168,943	1,715,779	3,115,279	13,808,596	-	16,923,875	9,076,126	1974	8/25/2012
Parkshore Estates Nursing Realty, LLC	IL	SNF	450,232	18,186,687	1,747,280	450,232	13,584,910	-	14,035,142	6,349,057	1975	2/5/2015

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property(2)	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation(1)	Construction	Acquired
Midway Neurological and Rehabilitation Realty, LLC	IL	SNF	1,436,736	15,856,182	1,707,081	1,436,736	6,384,359	-	7,821,095	11,178,904	1972	4/1/2005
115 Woodlawn Drive, LLC	TN	SNF	1,130,269	9,411,746	930,933	1,130,269	7,283,093	-	8,413,362	3,059,586	1995	8/1/2016
146 Buck Creek Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	5,345,390	-	6,174,945	2,245,568	1997	8/1/2016
704 5TH Avenue East, LLC	TN	SNF	684,383	5,698,856	563,684	684,383	4,409,946	-	5,094,329	1,852,594	1964	8/1/2016
2501 River Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	5,345,390	-	6,174,945	2,245,568	1964	8/1/2016
202 Enon Springs Road East, LLC	TN	SNF	943,619	7,857,513	777,201	943,619	6,080,381	-	7,024,000	2,554,333	1974	8/1/2016
140 Technology Lane, LLC	TN	SNF	871,033	7,253,089	717,416	871,033	5,612,659	-	6,483,692	2,357,846	2007	8/1/2016
835 Union Street, LLC	TN	SNF	995,467	8,289,244	819,904	995,467	6,414,467	-	7,409,934	2,694,681	1962	8/1/2016
308 West Maple Avenue, LLC	KY	SNF	995,467	8,289,244	819,904	995,467	6,414,467	-	7,409,934	2,694,681	1970	8/1/2016
The Big H2O LLC	IN		772,847	-	-	772,847	-	-	772,847	-		12/1/2012
1585 Perry Worth Road, LLC	IN	SNF	98,516	820,342	81,142	98,516	662,558	25,825	786,899	213,101	1967	7/17/2017
1155 Eastern Parkway, LLC	KY	SNF	1,147,712	18,894,131	1,708,157	1,147,712	15,557,071	570,353	17,275,136	4,474,864	1973	9/1/2017
1015 Magazine Street, LLC	KY	SNF	2,750,000	3,060,000	690,000	2,750,000	1,102,632	46,500	3,899,132	2,600,868	1981	5/1/2018
5301 Wheeler Avenue, LLC	AR	SNF	400,000	3,147,874	877,500	400,000	2,142,661	116,364	2,659,025	1,766,349	1967	8/29/2018
414 Massey Avenue, LLC	AR	SNF	125,000	845,359	240,000	125,000	561,925	31,826	718,751	491,608	1994	8/29/2018
706 Oak Grove Street, LLC	AR	SNF	300,000	2,641,399	727,500	300,000	1,889,638	96,473	2,286,111	1,382,788	1965	8/29/2018
8701 Riley Drive, LLC	AR	SNF	950,000	3,295,319	1,050,000	950,000	1,758,470	139,239	2,847,709	2,447,610	1979	8/29/2018
1516 Cumberland Street, LLC	AR	SNF	325,000	3,313,843	900,000	325,000	2,557,707	119,348	3,002,055	1,536,788	1971	8/29/2018
5720 West Markham Street, LLC	AR	SNF	600,000	4,069,851	1,155,000	600,000	2,865,470	821,054	4,286,524	1,538,327	1973	8/29/2018
2501 John Ashley Drive, LLC	AR	SNF	550,000	3,695,319	1,050,000	550,000	2,010,722	139,239	2,699,961	2,595,358	1969	8/29/2018
1513 South Dixieland Road, LLC	AR	SNF	275,000	3,060,608	825,000	275,000	2,278,932	109,402	2,663,334	1,497,274	1968	8/29/2018
826 North Street, LLC	AR	SNF	225,000	2,625,428	705,000	225,000	1,984,299	93,489	2,302,788	1,252,640	1971	8/29/2018
900 Gagel Avenue, LLC	KY	SNF	1,250,000	2,390,000	360,000	1,250,000	1,400,697	-	2,650,697	1,349,303	1970	8/30/2018
120 Life Care Way, LLC	KY	SNF	200,000	5,863,133	750,000	200,000	4,809,002	187,867	5,196,869	1,616,264	1974	2/19/2019
1033 North Highway 11, LLC	KY	SNF	450,000	5,976,921	795,000	450,000	4,985,449	199,139	5,634,588	1,587,333	1978	2/19/2019
945 West Russell Street, LLC	KY	SNF	350,000	6,076,921	795,000	350,000	5,203,290	199,139	5,752,429	1,469,492	1979	2/19/2019
9209 Dollarway Road, LLC	AR	SNF	500,000	5,450,000	900,000	500,000	4,053,773	252,023	4,805,796	2,044,204	2001	3/27/2019
727 North 17th St, LLC 3523 Wickenhauser, LLC	IL	SNF	613,116	3,856,645	663,640	613,116	3,131,466	239,522	3,984,104	1,149,297	1969, 1971	1/1/2019
326 Lindley Lane, LLC	AR	SNF	250,000	2,917,353	720,000	250,000	2,385,215	102,112	2,737,327	1,150,026	2001	4/10/2019
2821 West Dixon Road, LLC	AR	SNF	400,000	4,817,873	354,000	400,000	3,357,145	-	3,757,145	1,814,728	1950	4/10/2019
552 Golf Links Road, LLC	AR	SNF	500,000	3,511,981	912,000	500,000	2,808,193	129,342	3,437,535	1,486,446	1978	4/10/2019
9300 Ballard Road Realty, LLC	IL	SNF	285,000	12,467,584	1,470,053	285,000	10,324,309	416,072	11,025,381	3,197,256	1974	6/28/2019
Land in Covington	KY	N/A	94,922	-	-	94,922	-	-	94,922	-	N/A	11/6/2015
2400 Chateau Drive Realty, LLC	IN	SNF	327,804	2,538,755	283,441	327,804	2,149,012	105,982	2,582,798	567,202	1972	11/13/2019
203 Bruce Court, LLC	KY	SNF	150,000	3,755,896	477,000	150,000	3,124,385	68,698	3,343,083	1,039,813	1972	6/1/2020
4343 Kennedy Drive LLC	IL	SNF	1,650,000	1,615,000	735,000	1,650,000	1,504,027	-	3,154,027	845,973	2009	10/1/2020
505 North Roan Street, LLC	TN	SNF	650,000	10,171,216	504,000	650,000	9,749,155	334,174	10,733,329	591,887	2005	8/25/2021
14510 Highway 79, LLC	TN	SNF	525,000	5,117,868	396,000	525,000	4,800,826	262,565	5,588,391	450,477	1969	8/25/2021
6500 Kirby Gate Boulevard, LLC	TN	SNF	1,250,000	17,345,000	405,000	1,250,000	16,736,883	223,043	18,209,926	790,074	2015	8/25/2021
978 Highway 11 South, LLC	TN	SNF	250,000	9,965,900	540,000	250,000	9,539,258	358,043	10,147,301	608,599	1966	8/25/2021
2830 Highway 394, LLC	TN	SNF	475,000	27,625,000	900,000	475,000	26,655,923	657,391	27,788,314	1,211,686	2017	8/25/2021
1253 Lake Barkley Drive, LLC	KY	SNF	175,000	4,496,940	195,000	175,000	4,183,426	63,587	4,422,013	444,927	1968	8/25/2021
1123 Rockdale	MA	Vacant	-	1,200,000	-	-	1,200,000	-	1,200,000	-

Total			$60,009,905	$518,740,118	$54,998,977	$60,009,905	$372,793,563	$6,107,811	$438,911,279	$194,837,721

The changes in total real estate and accumulated depreciation are as follows (in thousands):

	For the year ended December 31,
	2022	2021
Cost
Balance at beginning of the year	$632,036	550,971
Acquisitions	1,713	81,065
Disposals/other	-	-
Balance at end of the year	$633,749	632,036

Accumulated Depreciation
Balance at beginning of the year	$169,308	144,848
Depreciation	25,530	24,460
Dispositions/other	-	-
Balance at end of the year	$194,838	169,308

Net Real Estate	$438,911	462,728

The unaudited aggregate net tax value of real estate assets for federal income tax purposes as of December 31, 2022 is estimated to be $439,750,388.

(1) The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 3 to 35 years. The cost of intangible lease assets is depreciated on a straight-line basis over the initial term of the related leases, ranging primarily from 3 to 20 years. The cost of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the furniture, fixtures and equipment, ranging primarily from 2 to 15 years. See Note 4 to the consolidated financial statements for information on useful lives used for depreciation and amortization.

(2) LTACH — long-term acute care hospital, SNF — skilled nursing facility, and ALF — assisted living facility.

