Form 10-Q
period 2023-03-31
Strawberry Fields REIT, Inc.
filed 2023-05-15
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________

Commission File Number: 001-41628

Strawberry Fields REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-2336054
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6101 Nimtz Parkway, South Bend, IN, 46628

(Address of principal executive offices)

(574) 807-0800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STRW	NYSE American LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,356,856 shares of common stock, $0.0001 par value, issued and outstanding as of May 15, 2023.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$436,229	$438,911
Cash and cash equivalents	32,396	20,197
Restricted cash and equivalents	20,530	25,507
Straight-line rent receivable, net	24,025	23,534
Right of use lease asset	1,755	1,833
Goodwill, other intangible assets and lease rights	10,875	11,632
Deferred financing expenses	5,661	5,791
Notes receivable, net	17,942	19,419
Other assets	155	176
Total Assets	$549,568	$547,000

Liabilities
Accounts payable and accrued liabilities	$10,880	$13,723
Bonds, net	82,977	74,412
Notes payable and other debt	378,242	381,003
Operating lease liability	1,755	1,833
Other liabilities	9,979	10,892
Non-controlling interest redemption liability	15,593	15,753
Total Liabilities	$499,426	$497,616
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,365,856 shares issued and outstanding	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Additional paid in capital	5,792	5,792
Accumulated other comprehensive income	663	386
Retained earnings	1,403	1,608
Total Stockholders’ Equity	$7,858	$7,786
Non-controlling interest	$42,284	$41,598
Total Equity	$50,142	$49,384
Total Liabilities and Equity	$549,568	$547,000

See accompanying notes to Condensed Consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenues
Rental revenues	$24,247	$22,959

Expenses:
Depreciation	$6,231	$6,526
Amortization	757	757
Loss on real estate investment impairment	2,451	-
General and administrative expenses	1,462	2,590
Property taxes	3,718	2,944
Facility rent expenses	136	131
Provision for doubtful accounts	-	250
Total expenses	14,755	13,198
Income from operations	$9,492	$9,761

Interest expense, net	$(4,808)	$(4,489)
Amortization of deferred financing costs	(130)	(57)
Mortgage insurance premium	(415)	(431)
Total interest expense	$(5,353)	$(4,977)
Other loss:
Foreign currency transaction loss	-	(10,100)
Net income (loss)	$4,139	$(5,316)
Less:
Net income (loss) attributable to non-controlling interest	3,644	(4,731)
Net income (loss) attributable to common stockholders	495	(585)
Other comprehensive income:
Unrealized gain on foreign currency translation	2,318	4,974
Reclassification of foreign currency transaction losses	-	10,100
Comprehensive income attributable to non-controlling interest	(2,041)	(13,416)
Comprehensive income	$772	$1,073
Net income (loss) attributable to common stockholders	$495	$(585)
Basic and diluted income (loss) per common share	$0.08	$(0.10)
Weighted average number of common shares outstanding	6,365,856	5,849,746

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Retained Earnings / (Accumulated Deficit)	Non- controlling interest	Total
Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Net change in foreign currency translation (unaudited)	-	-	1,658	-	13,416	15,074
Net loss (unaudited)	-	-	-	(585)	(4,731)	(5,316)
Balance, March 31, 2022 (unaudited)	5,849,746	$4,327	$(797)	$(192)	$41,470	$44,808

Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,356,856	$5,792	$663	$1,403	$42,284	$50,142

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$4,139	$(5,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,988	7,283
Amortization of bond issuance costs	45	250
Loss on real estate investment impairment	2,451	-
Amortization of deferred financing costs	130	57
Decrease (increase) in other assets	21	(4,261)
Amortization of right of use asset	78	73
Foreign currency transaction loss	-	10,100
Foreign currency translation adjustments	449	458
Increase in straight-line rent receivables	(491)	(494)
Decrease in accounts payable and accrued liabilities and other liabilities	(3,756)	(10,808)
Repayment of operating lease liability	(78)	(73)
Net cash provided by (used in) operating activities	$9,976	$(2,731)

Cash flow from investing activities:
Purchase of real estate investments	$(6,000)	$-
Principal payments of notes receivable	1,477	162
Net cash (used in) provided by investing activities	$(4,523)	$162

Cash flows from financing activities:
Proceeds from notes payable and other debt	$-	$104,102
Proceeds from issuance of bonds	10,389	-
Repayment of bonds	-	(91,768)
Repayment of notes payable and other debt	(2,761)	(23,702)
Partial repayment of non-controlling interest redemption liability	(160)	-
Payment of dividends	(700)	-
Non-controlling interest distributions	(4,999)	-
Net cash provided by (used in) financing activities	$1,769	$(11,368)
Increase (decrease) in cash and cash equivalents and restricted cash and equivalents	$7,222	$(13,937)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	45,704	52,128
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$52,926	$38,191

6

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$6,078	$7,723
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$2,318	$15,074

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership.

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one for one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. Following the completion of the formation transactions, and a few other transactions, the Company owns approximately 11.95 % of the outstanding OP units as of March 31, 2023 and December 31, 2022, respectively. The formation transactions were accounted for at historical cost.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 80 healthcare properties with an aggregate of 10,351 licensed beds. The Company holds fee title to 79 of these properties and holds one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business (Cont.)

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the Condensed Consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim Condensed Consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s Condensed Consolidated financial position as of March 31, 2023, and the Condensed Consolidated results of operations and cash flows for the periods presented. The Condensed Consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a Condensed Consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s Condensed Consolidated balance sheets represents OP units not held by the Company and represents approximately 88.05% of the outstanding OP Units issued by the Operating Partnership as of March 31, 2023 and December 31, 2022, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the period.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates

Management is required to make estimates and assumptions in the preparation of the Condensed Consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from management’s estimates.

Principles of Consolidation

The accompanying Condensed Consolidated financial statements include the accounts of the Company and the Operating Partnership and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased.

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On March 31, 2023 and December 31, 2022, the Company had $49.3 million and $40.7 million, respectively, on deposit in excess of federally insured limits. On March 31, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts approximate as of March 31, 2023, $19.1 million.

Restricted Cash and Cash Equivalents

Restricted cash primarily consists of amounts held by mortgage lenders to provide for real estate tax expenditures, tenant improvements, capital expenditures and security deposits, as well as escrow accounts related to principal and interest payments on Bonds.

Real Estate Depreciation

Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected life of the asset on a straight-line basis. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company does not incur expenditures for tenant improvements as they are the responsibility of the tenant per their respective leases. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Building and improvements	7-53 years
Equipment and personal property	1-14 years

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the period ended on March 31, 2023.

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

Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our accompanying Condensed Consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. The Company assesses the collectability of straight-line rent in accordance with the applicable accounting standards and reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, the Company may provide a reserve against the recognized straight-line rent receivable asset for a portion, up to its full value, that the Company estimates may not be recoverable.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than their fair value. See Note 4 below.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Potential impairment indicators include a significant decline in real estate values, significant restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the Company’s market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the impairment amount, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to notes receivable, the Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of our portfolio.

On March 31, 2023, the Company held four notes receivable with an outstanding balance of $17.9 million. The notes have maturities ranging from 2023 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of March 31, 2023. As of December 31, 2022, the Company held five notes receivable for a total amount of $19.4 million. All of these notes are paid monthly and are current.

Market Concentration Risk

As of March 31, 2023 and December 31, 2022, the Company owned 79 and 78 properties, respectively, and leased 1 property in 9 states, with 20 properties or 25.0% of its total properties located in Illinois (which include 4,226 skilled nursing beds or 40.83% of the Company’s total beds) and 15 properties or 18.8% of its total properties in Indiana (which include 1,388 skilled nursing beds or 13.41% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

Penalties incurred to extinguish debt and any remaining unamortized debt issuance costs, discounts and premiums are recognized as income or expense in the Condensed Consolidated statements of income at the time of extinguishment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income (loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. At March 31, 2023, there were 46,890,421 OP units outstanding which were potentially dilutive securities. During the period ended March 31, 2023, the assumed conversion of the OP units had no impact on basic income (loss) per share. During the period ended March 31, 2022, potentially dilutive securities were excluded from the calculation of diluted loss per share due to the net loss incurred by the Company.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income, a component of equity on the Condensed Consolidated balance sheets.

Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses, if any, are included in other (loss) income, in the Condensed Consolidated statements of income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On March 31, 2023, the Company had two properties included in real estate investments which were held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. On December 31, 2022, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Condensed Consolidated financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The Company recognizes share-based payments over the vesting period.

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

Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including leases and notes receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. On October 16, 2019, the FASB approved ASU 2019-10 which extends the effective date of ASU 2016-13 to January 1, 2023, for smaller reporting companies. Adoption of ASU 2016-13 on January 1, 2023, was not material to the Company’s Condensed Consolidated financial position and results of operations.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	March 31,	December 31,
	2023	2022
	(amounts in $000’s)
Escrow with trustee	$-	$2,287
MIP escrow accounts	1,040	745
Other escrow and debt deposits	181	781
Property tax and insurance escrow	3,852	5,243
Interest and expense reserve bonds escrow	2,561	2,276
HUD replacement reserves	12,896	14,175
Total restricted cash and equivalents	$20,530	$25,507

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

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2023	2022
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-53	$494,268	$495,215
Equipment and personal property	1-14	80,184	78,524
Land	-	61,261	60,010
		635,713	633,749
Less: accumulated depreciation		(199,484)	(194,838)
Real estate investments, net		$436,229	$438,911

For the three-month periods ended March 31, 2023 and 2022, total depreciation expense was $6.2 million and $6.5 million, respectively.

Acquisition of Properties

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

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. As of March 31, 2023, the property is carried at estimated fair value of $1.2 million and is included in real estate investments in the accompanying Condensed Consolidated balance sheets.

In February 2023, one facility under our Southern Illinois master lease was closed. The closure was a result of the tenant request and mainly for efficiency reasons. This facility is under a master lease with five other facilities and the rent payment is continuing with no interruption and at the same amount. As a result of the closure, the property is for sale. The Company has written off the remaining book value of this property and has recorded a loss on real estate investment impairment of approximately $2.5 million during the three month period ended March 31, 2023, since the facility is no longer licensed to operate as a skilled nursing facility. Additionally, the operator continues to be responsible for ensuring the building is secure and paying utilities, real estate taxes and insurance bills.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	1,323	13,337	14,660
Amortization	-	(757)	(757)
Balances, March 31, 2022
Gross	1,323	54,577	55,900
Accumulated amortization	-	(41,997)	(41,997)
Net carrying amount	$1,323	$12,580	$13,903

Balances, December 31, 2022
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(757)	(757)
Balances, March 31, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(45,025)	(45,025)
Net carrying amount	$1,323	$9,552	$10,875

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2023 (nine months)	2,271
2024	3,028
2025	3,028
2026	675
2027	461
Thereafter	89
Total	$9,552

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of March 31, 2023 and December 31, 2022, the Company had leased 83 facilities (80 and 79 properties, respectively) to tenant/operators in the States of Illinois, Indiana, Michigan, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of March 31, 2023 and December 31, 2022, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	March 31,	December 31,
	2023	2022
Cumulative number of facilities (properties)	83 (80)	83 (79)
Cumulative number of operational beds	10,351	10,332

The following table provides additional information regarding the properties/facilities leased by the Company as of March 31, 2023:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	1,388	14	1	15
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,165	11	-	11
Arkansas	1,568	14	-	14
Oklahoma	137	2	-	2
Texas	473	4	-	4
Total properties	10,351	82	1	83

Facility Type
Skilled Nursing Facilities	10,189	77	1	78
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	99	3	-	3
Total facilities	10,351	82	1	83

As of March 31, 2023, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2023 (nine month period)	$62,658
2024	84,816
2025	75,152
2026	56,159
2026	56,453
Thereafter	183,789
Total	$519,027

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	March 31,	December 31,
	2023	2022
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the Condensed Consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility. The lease expires on March 1, 2028 and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Period ended March 31,
	2023	2022
Operating lease cost	$99	$97

	March 31, 2023	December 31, 2022
Operating lease right of use asset	$1,755	$1,833
Operating lease liability	$1,755	$1,833
Weighted average remaining lease term-operating leases (in years)	5.00	5.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of March 31, 2023, reconciled to the Company’s operating lease liability presented on the Condensed Consolidated balance sheets are:

(Amounts in $000s)
2023 (nine months period)	$296
2024	395
2025	395
2026	395
2027	395
Thereafter	99
Total	$1,975
Less Interest	(220)
Total operating lease liability	$1,755

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from related parties. Rental expense under the leases for the three-month periods ended March 31, 2023 and 2022, was $52,000 and $51,000, respectively.

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at March 31,	March 31,	December 31,
	2023	2023	2022
		(Amounts in $000s)
HUD guaranteed loans	3.23%	$273,904	$275,778
Bank loans	8.37%	104,338	105,225
Series A and Series C Bonds	5.87%	84,841	75,788
Gross Notes Payable and other Debt		$463,083	$456,791
Debt issuance costs		(1,864)	(1,376)
Net Notes Payable and other Debt		$461,219	$455,415

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,
2023 (nine-month period)	$25,712
2024	26,080
2025	16,139
2026	65,253
2027	102,494
Thereafter	227,405
$463,083

Debt Covenant Compliance

As of March 31, 2023 and December 31, 2022, the Company was party to approximately 40 outstanding credit related instruments. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of March 31, 2023, the Company was in compliance with all financial and administrative covenants.

Bank loans/repayment of Series B Bonds

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2023, the rate was 8.37%). As of March 31, 2023 and December 31, 2022, total outstanding was $101.52 million and $102.39 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the three months ended March 31, 2022.

The credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of March 31, 2023, the Company is in compliance with the loan covenants.

Senior Debt - Mortgage Loans Guaranteed by HUD

As of March 31, 2023 and December 31, 2022, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $274 million and $276 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of March 31, 2023 and December 31, 2022 was 3.88% (including the mortgage insurance premium).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company increased the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds interest rate is 6.4% as of March 31, 2023. The effective weighted interest rate on the bonds, including those issued in the additional offering, is 7.4%.

Payment Terms

The principal amount of the Series A Bonds is payable in eight annual installments due on July 1 of each of the years 2017 through 2024. The first four principal payments were equal to 15% of the original principal amount of the Series A Bonds, and each of the last four principal payments are equal to 10% of original principal amount of the Series A Bonds.

The Series A Bonds are not secured except for an interest reserve. The indenture for the Series A Bonds requires the BVI Company (means Strawberry Fields REIT, Ltd a wholly-owned subsidiary of the Operating Partnership organized under the laws of the British Virgin Islands) to maintain an interest reserve with the trustee equal to the next interest payment on the Series A Bonds. In addition, the BVI Company committed not to further encumber its assets under a general lien without obtaining the approval of the holders of the Series A Bonds, provided that the BVI Company may grant specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register general and specific liens on their assets.

Financial Covenants

The financial covenants of the BVI Company are measured based on its financial statements prepared in accordance with IFRS accounting principles. The annual rate of interest on the Series A Bonds will increase by 0.5%, but only once with respect to each breach of any such covenant, if: (i) the shareholders’ equity of the BVI Company (excluding minority interests) is less than $110 million, (ii) the ratio of adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 12 or (iii) the ratio of equity to total assets is less than 27%. Compliance with these financial covenants is measured annually and quarterly based on the BVI Company’s annual financial statements and quarterly financial statements. As of March 31, 2023, the BVI Company was in compliance with the above covenants.

Dividend Restrictions

The indenture for the Series A Bonds limits the amount of dividends that may be paid by the BVI Company to its stockholders. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

● The distribution amount may not exceed 40% of the net profit after tax that is recognized in the most recent Consolidated financial statements of the BVI Company, less profits or losses arising from a change in accounting methods, net of revaluation profits/losses (that have not yet been realized) arising from a change in the fair value of the assets with respect to the fair value in the prior reporting period.

● The ratio of the Condensed Consolidated stockholders’ equity of the BVI Company to its total Condensed Consolidated balance sheet may not be less than 30%.

● The distributable profits for which no distribution was performed in a specific year will be added to the following quarters.

● The BVI Company’s equity at the end of the last quarter, before the distribution of dividends, less the dividends distributed, may not be less than $120 million.

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series A Bonds as of March 31, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Bond Repurchases

On March 19, 2020, the Board of Directors of the BVI Company approved a $5 million buyback program to Series A and Series B Bonds. The Program was extended annually to expire on March 20, 2022. On March 28, 2022, the Board of Directors of the BVI Company approved a $10 million buyback program (the “Program”) to Series A and Series C Bonds. The Program was approved for a year and was extended on March 28, 2023 for another year. The BVI Company did not repurchase any bonds during the three-month periods ended March 31, 2023 and 2022.

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C debentures with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The debentures were issued at a price of 95.25%.

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

● The ratio of the Condensed Consolidated stockholders’ equity of the BVI Company to its total Condensed Consolidated balance sheet may not be less than 25%.

● The ratio of the adjusted net financial debt to adjusted EBITDA of the BVI Company (for the past four quarters) may not exceed 12.

● The ratio of the outstanding amount of the Series C Bonds to the fair market value of the collateral may not exceed 75%.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Dividend Restrictions

The indenture for the Series C Bonds limits the amount of dividends that may be paid by the BVI Company to its stockholders. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

● The distribution amount may not exceed 80% of the net profit after tax that is recognized in the most recent Condensed Consolidated financial statements of the BVI Company, less profits or losses arising from a change in accounting methods, net of revaluation profits/losses (that have not yet been realized) arising from a change in the fair value of the assets with respect to the fair value in the prior reporting period.

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series C Bonds as of March 31, 2023.

Increase in Interest Rate

In the event that:

(i) the stockholders’ equity of the BVI Company (excluding minority interests) is less than $250 million;

(ii) the ratio of the adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 11;

(iii) the ratio of the consolidated equity of the BVI Company to total consolidated assets of the BVI Company is below 27%; or

(iv) the ratio of outstanding amount of the Series C Bonds to the fair market value of the collateral for the Series C Bonds exceeds 75%,

then, in each case, the interest on the Series C Bonds will increase by an additional 0.5% annually, but only once with respect to each failure to meet these requirements. Compliance with these financial covenants is measured quarterly.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $174 million).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Predecessor Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase an additional 5 properties located in Massachusetts. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. On January 11, 2023, the Cook County Circuit Court granting a motion to quash service on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was defective and they intend to take appropriate steps to challenge the service and to have the complaint again dismissed.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Commitments and Contingencies (Cont.)

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants’ alleged failure to perform certain post-closing obligations under the purchase contracts. The Company has potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. The Company and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfill their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. The Company believes this matter will be resolved without a material adverse effect to the Company.

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold four of the five properties at auction for the total amount of $4.4 million. In December 2022, the Company took title to the fifth property. The Company is in the process of pursuing collection efforts with respect to the balance outstanding and plans to sell the foreclosed property and pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

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

As of March 31, 2023, 225,100 shares were available for grant. No shares were issued during the three-month periods ended March 31, 2023 and 2022.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. Stockholders’ Equity and Distributions

The Company elected and qualified to be treated as a REIT commencing with the taxable year ended December 31, 2022. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income, including net capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions that it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.

As of March 31, 2023, there were a total of 6,365,856 shares of common stock issued. The outstanding shares were held by a total of approximately 508 stockholders of record, including certain affiliates of the Company who held 864,240 of these shares.

At March 31, 2023, there were 46,890,421 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders’ interest.

In addition, the Company has reserved a total of 46,890,421 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of March 31, 2023.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Nahman Eingal	Chief Financial Officer and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of March 31, 2023 and December 31, 2022, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 41 tenants out of 83 who were related parties as of March 31, 2023, and December 31, 2022. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties as of March 31, 2023:

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	49.24%	50.25%	$1,045,506	3.00%	1.27%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.24%	50.25%	1,353,655	3.00%	1.64%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.24%	50.25%	1,089,527	3.00%	1.32%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	49.24%	50.25%	1,309,634	3.00%	1.59%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.24%	50.25%	1,100,532	3.00%	1.33%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.24%	50.25%	1,045,506	3.00%	1.27%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.24%	50.25%	1,133,548	3.00%	1.37%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.24%	50.25%	891,431	3.00%	1.08%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.24%	50.25%	638,309	3.00%	0.77%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.24%	50.25%	1,518,735	3.00%	1.84%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	49.24%	50.25%	946,458	3.00%	1.14%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.24%	50.25%	792,383	3.00%	0.96%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	49.24%	50.25%	726,351	3.00%	0.88%	8/1/2025	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant /Operator	Moishe Gubin /Gubin Enterprises LP	Michael Blisko /Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%	1,514,820	3.00%	1.84%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%	1,111,794	3.00%	1.35%	8/1/2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%	917,230	3.00%	1.11%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%	1,111,794	3.00%	1.35%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%	1,264,666	3.00%	1.53%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%	1,167,384	3.00%	1.41%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%	1,334,153	3.00%	1.62%	8/1/2031	2 five year
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	50.00%	50.00%	1,628,910	3.00%	1.97%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,279,858	3.00%	1.55%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitiation & Nursing Center, LLC	50.00%	50.00%	2,327,014	3.00%	2.82%	7/1/2031	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	498,350	Varies between $12,000 and $24,000 annually	0.60%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	50.00%	50.00%	549,884	3.00%	0.67%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%	1,005,313	3.00%	1.22%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	1,038,000	None	1.26%	12/30/2025	None
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC (3)	50.00%	50.00%	1,083,048	None	1.31%	6/1/2031	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	1,215,483	3.00%	1.47%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	1,260,000	None	1.53%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,575,348	None	1.91%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	1,788,365	3.00%	2.17%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,134,570	3.00%	2.59%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,961,604	None	2.38%	11/1/2027	None
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	50.00%	50.00%	116,676	3.00%	0.14%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	50.00%	50.00%	2,409,998	3.00%	2.92%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,454,187	3.00%	2.97%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%	2,547,712	3.00%	3.09%	2/28/2026	2 five year
IL	4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	27.50%	27.50%	478,958	3.00%	0.58%	10/1/2030	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

(1)	The interests of the two listed related parties are not held through any commonly owned holding companies. Mr. Gubin’s interests are held directly/indirectly by Gubin Enterprises LP. Mr. Blisko’s interests are held by Blisko Enterprises LP and New York Boys Management, LLC.
(2)	Each of the tenants is a limited liability company. The percentages listed reflect the owners’ percentage ownership of the outstanding membership interests in each tenant.
(3)	We are expecting to re-tenant this facility to a non-affiliated tenant with a new triple net lease. . There will be no material change to the rent payment the Company will receive.

Guarantees from Related Parties

As of March 31, 2023 and December 31, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries.

Balances with Related Parties

	March 31, 2023	December 31, 2022
	(amounts in $000s)
Straight-line rent receivable	$13,143	$11,591
Tenant portion of replacement reserve	$9,245	$10,227
Notes receivable	$7,634	$7,816

Payments from and to Related Parties

	Three Months ended March 31,
	2023	2022
	(amounts in $000s)
Rental income received from related parties	$11,838	$7,951

Other Related Party Relationships

On March 31, 2023 and December 31, 2022, the Company had approximately $5.2 million and $4.7 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank.

On June 14, 2022, the Company purchased an $8 million note receivable, from Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note is interest only at 7% annually and is due from unaffiliated tenants upon certain conditions precedent.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. Income Taxes

The Company elected and qualified to be taxed as a REIT for federal income tax purposes commencing with the year ended December 31, 2022.

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

The Company follows recent accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. Fair Value of Financial Instruments

The Company is required to disclose the fair value of financials instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate their carrying value on the Condensed Consolidated balance sheets due to their short-term nature. The Company’s foreclosed real estate is recorded at fair value on a non-recurring basis and is included in real estate investments on the Condensed Consolidated balance sheets. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market values by licensed appraisers or local real estate brokers and knowledge and experience of management. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the Condensed Consolidated balance sheets are reported below:

		March 31, 2023		December 31, 2022
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$461,219	$460,468	$455,415	$454,523

Notes receivable	3	$17,942	$16,701	$19,419	$18,479

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On May 1, 2023, the Company paid $15,593,000 to redeem 1,454,308 OP units granted to the sellers of five properties in Tennessee and one in Kentucky the Company acquired in 2021.

On May 9, 2023 our Board of Directors approved a dividend distribution of $0.11 per share. The dividend will be paid prior to June 30, 2023.

NOTE 15. Financing Income (Expenses), Net

	Three months ended March 31
	2023	2022
	(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(1,214)	$(2,170)
Interest expenses on loans from banks and others	(3,858)	(1,780)
Interest expenses with respect to leases	(19)	(21)
Other financing expenses (including related parties), net	-	(669)
Total financing expenses	$(5,091)	(4,640)
Financing income	$283	151
Interest Expense, Net	$(4,808)	(4,489)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. This Form 10-Q also contains forward-looking statements by third parties relating to market and industry data and forecasts; forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Form 10-Q. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, Funds From Operations (“FFO”), our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

● competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including skilled nursing facilities;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements (continued)

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

● our ability to maintain our qualification as a REIT; and

● the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action, particularly in the healthcare industry.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 80 healthcare properties with an aggregate of 10,351 licensed beds. We hold fee title to 79 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of March 31, 2023, the aggregate annualized average base rent under the leases for our properties was approximately $82.5 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 11.95% of the outstanding OP units.

Recent Developments

COVID-19 Update

The pandemic caused by the coronavirus known as COVID-19 has not had a material adverse effect on the Company’s financial performance, results of operations, liquidity or access to financing. However, the Company’s operations and financial performance are dependent on the ability of its tenants to meet their lease obligations to the Company.

To the Company’s knowledge and based on information provided to the Company by our tenants, the financial effects of the pandemic on the Company’s tenants have increased operating costs resulting from the implementation of safety protocols and procedures our tenants are taking to prevent and mitigate the potential outbreak and spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy in some facilities and higher agency expenses. The Company believes that the declines in occupancy in some facilities were primarily due to declining referrals as a result of hospitals postponing elective surgeries as well as patients’ concerns regarding the risk of infection from COVID-19.

As a result of the COVID-19 pandemic, our tenants have received financial support under several government programs. These programs consisted of forgivable loans under the Paycheck Protection Program, grants to operators under the Coronavirus Aid, Relief and Economic Security (CARES) Act in an amount equal to 2% of their historical annual revenues, accelerated payments under Medicare, and increased funding for Medicaid patients by some state governments. All of these programs were in effect during fiscal year 2022, but as of March 31, 2023 they all had been exhausted.

The Company’s management does not expect that the discontinuation of these government programs will have a material adverse effect on the tenants’ ability to pay rent for three reasons. First, the Company’s management believes that most nursing home residents in the United States have received vaccines for COVID-19, which have been effective in preventing serious illness. Second, occupancy significantly increased between April 2021 and March 2023. Third, most of the Company’s tenants have the ability to maintain profitability notwithstanding the decrease in revenues because approximately 85% to 90% of their operating costs are variable items (such as labor costs, food, drugs and supplies, including personal protection equipment and cleaning supplies) that can be reduced when occupancy decreases.

To the Company’s knowledge, its tenants are complying with all applicable governmental requirements and guidelines for addressing the risks posed by COVID-19, and other than our prior tenants operating under a master lease for six facilities in central and southern Illinois that defaulted last year and was immediately replaced by a new tenant, COVID-19 has not had, and the Company does not expect it to have, a material impact on any of the operators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments (continued)

On January 3, 2023, the Company acquired a property in Kentucky for $6.0 million, including $1 million in finder fees and $0.7 million in leasehold improvements, which was paid in cash. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with an unaffiliated third-party operator. The lease has an initial term of 10 years, with two 5-year extension options. The initial annualized base rent is $600,000 with 3% annual rent escalation.

During February 2023, the Company issued an additional NIS 40.00 million in par value of Series C Bonds and received a gross amount of $10.73 million (NIS 38.1 million). The debentures were issued at a price of 95.25%.

In February 2023 one of the SNFs owned by the Company in Southern Illinois was closed. The closure was a result of tenant request and mainly for efficiency reasons. This SNF is under a master lease with 5 other facilities and the full amount of the rental payment under the master lease is continuing to be paid. The Company has written off the remaining book value of this property and has recorded a loss on asset impairment of $2.5 million since the facility is no longer licensed to operate as a skilled nursing facility. The property is now for sale.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and none of them have requested the Company to amend the terms of their leases to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 41 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended March 31,		Increase /	Percentage
(dollars in thousands except per share data)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$24,247	$22,959	$1,288	5.6%

Expenses:
Depreciation	6,231	6,526	(295)	(4.5%)
Amortization	757	757	-	-
Loss on real estate investment impairment	2,451	-	2,451	100%
General and administrative expenses	1,462	2,590	(1,128)	(43.5%)
Property and other taxes	3,718	2,944	774	26.3%
Facility rent expenses	136	131	5	3.8%)
Provision for doubtful accounts	-	250	(250)	(100%)
Total Expenses	14,755	13,198	1,557	11.8%
Interest expense, net	4,808	4,489	319	7.1%
Amortization of interest expense	130	57	73	128.1%
Mortgage insurance premium	415	431	(16)	(3.8)%
Total Interest Expenses	5,353	4,977	376	7.5%
Other loss
Foreign currency transaction loss	-	(10,100)	10,100	(100.0%)
Net income (loss)	4,139	(5,316)	9,455	177.9%
Net income (loss) attributable to non-controlling interest	3,644	(4,731)	8,375	177.0%
Net income (loss) attributable to common stockholders	495	(585)	1,080	(184.6%)
Basic and diluted income (loss) per common share	$0.08	$(0.10)

Rental revenues: Rental revenues for the three months ended March 31, 2023, increased by $1.3 million or 5.6% due to lease renewals and increased property taxes collected from tenants.

Depreciation and Amortization: Decrease in depreciation of $0.30 million or 4.5% is primarily due to certain equipment and personal property having been fully depreciated between the quarters ended March 31, 2022 and March 31, 2023, offset by certain site improvements.

Loss on real estate investment impairment: In February 2023, one facility under our Southern Illinois master lease was closed. The closure was a result of tenant request and mainly for efficiency reasons. This facility is under a master lease with 5 other facilities and the rent payment is continuing with no interruption and at the same amount. As a result of the closure, we are selling the property. We wrote off the remaining book value of this property, since the facility is no longer licensed to operate as a skilled nursing facility.

General and administrative expenses: Decrease in general and administrative expenses of $1.1 million or 43.5% is primarily due to internal costs incurred related to the Series C Bonds issuance during first quarter of 2022 and lower operating costs during the first quarter of 2023 compared to the same quarter last year.

Property and other taxes: Increase in property taxes of $0.8 million or 26.3% is primarily due to increases in property taxes due.

Provision for doubtful accounts: During the three months ended March 31, 2023 we had no provisions. During the same period last year we had $250,000 related to a note received from a past tenant who defaulted on a lease in Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $0.3 million or 7.1% is primarily caused by increases in the floating rate on our mortgage loan facility.

Foreign currency transaction loss: No foreign currency transaction losses incurred in 2023. Series B Bonds repayment at maturity in March 2022 resulted in foreign currency transaction losses in 2022.

Net Income (loss): Increase in net income from ($5.3) million loss during the first quarter of 2022, to $4.1 million income during the first quarter of 2023 is primarily a result of foreign currency transaction losses incurred in the first quarter of 2022 and higher rental income in the first quarter of 2023 offset by an impairment in real estate investments.

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

As of March 31, 2023, we had cash and cash equivalents and restricted cash and equivalents of $52.9 million. We also had the ability to offer additional Series C Bonds from the current outstanding of $65.2 million up to $174 million subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of March 31, 2023, on a Condensed Consolidated basis, we had total indebtedness of approximately $461.2 million, consisting of $273.9 million in HUD guaranteed debt, $82.9 million in net Series A Bonds and Series C Bonds outstanding and $104.3 million in commercial mortgages. Under our Bonds and our commercial mortgages, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

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

Through 2027 there are two balloon payment obligations consisting of a payment of $52.8 million due under the Series C Bonds in 2026 and a payment of $86.0 million due under our commercial bank term loan due in 2027. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

The Company believes that its overall level of indebtedness is appropriate for the Company’s business in light of its cash flow from operations and value of its properties and is generally typical for owners of multiple healthcare properties. The Company expects to generate sufficient positive cash flow from operations to meet its ongoing debt service obligations and the distribution requirements for maintaining REIT status.

Cash Flows

The following table presents selected data from our Condensed Consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

(dollars in thousands)
Net cash provided by (used in) operating activities	$9,976	$(2,731)
Net cash (used in) provided by investing activities	(4,523)	162
Net cash provided by (used in) financing activities	1,769	(11,368)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	7,222	(13,937)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	45,704	52,128
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$52,926	$38,191

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities increased $12.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease of $7.1 million in accounts payable and accrued liabilities as well as a decrease in foreign currency transaction losses during the three month period ended March 31, 2023.

Cash used in investing activities for the three months ended March 31, 2023 was comprised of the acquisition of a new facility in Kentucky for $6.0 million and receipt of principal payments on notes receivable.

Cash provided by financing activities for the three months ended March 31, 2023 were primarily comprised of a private placement of Series C Bonds which netted $10.4 million, $2.8 million in principal debt payments, dividends paid of $0.7 million and a $5.0 million distribution to the non-controlling interest holders.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of March 31, 2023, we had non-recourse mortgage loans of $273.9 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of March 31, 2023, was 3.88% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the March 31, 2023 the rate was 8.37%). As of March 31, 2023 and December 31, 2022, total outstanding principal amount was $101.52 million and $102.39 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

The credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20 million. As of March 31, 2023, the Company is in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series A Bonds and Series C Bonds.

Series A Bonds

In November 2015, Strawberry Fields REIT, Ltd., a wholly owned subsidiary of the Company (“BVI Company”) issued Series A Bonds in the face amount of New Israeli Shekels (“NIS”) 265.2 million ($68 million) and received the net amount, after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company extended the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million.

As of March 31, 2023, the outstanding principal amount of the Series A Bonds was NIS 74.9 million ($19.7 million).

A portion of the Series A Bonds have been repurchased by a subsidiary of the BVI Company. As of March 31, 2023, we held NIS 3.7 million ($1.0 million) of these Bonds that we have repurchased. The Series A Bonds interest rate is 6.4% at March 31, 2023.

The Series A Bonds are traded on the Tel Aviv Stock Exchange Ltd. (“TASE”).

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at March 31, 2023.

As of March 31, 2023, the outstanding principal amount of the Series C Bonds was NIS 235.5 million ($65.1 million).

The Series C Bonds are traded on the TASE.

Summary of fixed and variable loans

	March 31,	December 31,
	2023	2022
	(Amounts in $000s)
Fixed rate loans	$358,745	$351,566
Variable rate loans	104,338	105,225
Gross Notes Payable and other Debt	$463,083	$456,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Funds From Operations (“FFO”)

The Company believes that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2023 and 2022, to net income (loss), the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Three Months Ended March 31,
	2023	2022
(dollars in $000s)
Net income (loss)	$4,139	$(5,316)
Depreciation and amortization	6,988	7,283
Loss on real estate investment impairment	2,451	-
Funds from Operations	13,578	1,967
Adjustments to FFO:
Straight-line rent	(491)	(494)
Foreign currency transaction loss	-	10,100
Funds from Operations, as Adjusted	$13,087	$11,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On May 1, 2023, the Company paid $15,593,000 to redeem 1,454,308 OP units granted to the sellers of five properties in Tennessee and one in Kentucky the Company acquired in 2021.

On May 9, 2023, our Board of Directors approved a dividend distribution of $0.11 per share. The dividend will be paid prior to June 30, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 10-K filed on March 27, 2023 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2023.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of March 31, 2023, we had $19.7 million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $65.1 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, and $378.2 million in senior debt notes, of which $273.9 million are HUD guaranteed debt at a fixed interest rate of 3.88% and $104.3 million (22.5% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of March 31, 2023 the rate was 8.37%). At March 31, 2023, one-month SOFR was 4.87% . Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1,043,000. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

Item 3. Quantitative and Qualitative Disclosures about Market Risks (continued)

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions, changes in currency rates between the Israeli Shekel and the U.S. Dollar and changes in the creditworthiness of tenants/operators, which may affect our ability to refinance our debt if necessary.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings other than the following:

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, the Predecessor Company and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase an additional 5 properties located in Massachusetts. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal with respect to this action, and the time for an appeal has expired.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. On January 11, 2023, the Cook County Circuit Court granting a motion to quash service on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was defective and they intend to take appropriate steps to challenge the service and to have the complaint again dismissed.

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants’ alleged failure to perform certain post-closing obligations under the purchase contracts. The Company has potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. The Company and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfill their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. The Company believes this matter will be resolved without a material adverse effect to the Company.

As noted above, the March 2020 and January 2021 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. Certain subsidiaries of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and borrowers was cancelled because they were forced to surrender their licenses to operate healthcare facilities on these properties due to their cash flow issues. In July 2022, the Company as lender sold four of the five properties at auction for the total amount of $4.4 million. In December 2022, the Company took title to the fifth property. The Company is in the process of pursuing collection efforts with respect to the balance outstanding and plans to sell the foreclosed property and pursue the guarantors of the loans to recover the unpaid principal balances as well as protective advances and collection costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first quarter of 2023.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: May 15, 2023	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: May 15, 2023	By:	/s/ Nahman Eingal
	Name:	Nahman Eingal
	Title:	Chief Financial Officer

