Form 10-Q
period 2023-06-30
Strawberry Fields REIT, Inc.
filed 2023-08-14
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,365,856 shares of common stock, $0.0001 par value, issued and outstanding as of August 14, 2023.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$430,030	$438,911
Cash and cash equivalents	37,600	20,197
Restricted cash and equivalents	29,500	25,507
Straight-line rent receivable, net	24,321	23,534
Right of use lease asset	1,675	1,833
Goodwill, other intangible assets and lease rights	10,118	11,632
Deferred financing expenses	5,650	5,791
Notes receivable, net	17,809	19,419
Other assets	950	176
Total Assets	$557,653	$547,000

Liabilities
Accounts payable and accrued liabilities	$14,666	$13,723
Bonds, net	102,744	74,412
Notes payable and other debt	375,840	381,003
Operating lease liability	1,675	1,833
Other liabilities	10,636	10,892
Non-controlling interest redemption liability	-	15,753
Total Liabilities	$505,561	$497,616
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,365,856 shares issued and outstanding	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Additional paid in capital	5,792	5,792
Accumulated other comprehensive income	905	386
Retained earnings	1,401	1,608
Total Stockholders’ Equity	$8,098	$7,786
Non-controlling interest	$43,994	$41,598
Total Equity	$52,092	$49,384
Total Liabilities and Equity	$557,653	$547,000

See accompanying notes to Condensed Consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Revenues
Rental revenues	$48,554	$44,737	$24,307	$21,778

Expenses:
Depreciation	$12,461	$13,051	$6,230	$6,524
Amortization	1,514	1,514	757	757
Loss on real estate investment impairment	2,451	-	-	-
General and administrative expenses	2,413	3,421	951	832
Property taxes	7,435	5,620	3,717	2,677
Facility rent expenses	272	259	136	128
Provision for credit losses	-	663	-	413
Total expenses	$26,546	$24,528	$11,791	$11,331
Income from operations	22,008	20,209	12,516	10,447

Interest expense, net	$(10,118)	$(9,039)	(5,310)	$(4,550)
Amortization of deferred financing costs	(253)	(187)	(123)	(129)
Mortgage insurance premium	(833)	(861)	(418)	(430)
Total interest expense	$(11,204)	$(10,087)	$(5,851)	$(5,109)
Other income (loss):
Other expense	(983)	-	(983)	-
Foreign currency transaction loss	-	(10,100)	-	-
Total other loss	(983)	(10,100)	(983)	-
Net income	$9,821	$22	$5,682	$5,338
Less -
Net income attributable to non-controlling interest	(8,628)	(20)	(4,984)	(4,751)
Net income attributable to common stockholders	1,193	2	698	587
Other comprehensive income:
Gain due to foreign currency translation	4,284	14,010	1,966	9,036
Reclassification of foreign currency transaction losses	-	10,100	-	-
Comprehensive income attributable to non-controlling interest	(3,765)	(21,458)	(1,724)	(8,042)
Comprehensive income	$1,712	$2,654	$940	$1,581
Net income attributable to common stockholders	$1,193	$2	698	587
Basic and diluted income per common share	$.19	$-	$.11	$.10
Weighted average number of common shares outstanding	6,365,856	5,864,789	6,365,856	5,879,667

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Net change in foreign currency translation (unaudited)	-	-	1,658	-	13,416	15,074
Net loss (unaudited)	-	-	-	(585)	(4,731)	(5,316)
Balance, March 31, 2022 (unaudited)	5,849,746	4,327	(797)	(192)	41,470	44,808
Issuance of common shares in exchange for OP units	194,484	-	-	-	-	-
Non-controlling interest distributions	-	-	-	-	(4,876)	(4,876)
Net change in foreign currency translation (unaudited)	-	-	994	-	8,042	9,036
Net income (unaudited)	-	-	-	587	4,751	5,338
Balance, June 30, 2022 (unaudited)	6,044,230	$4,327	$197	$395	$49,387	$54,306
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,365,856	$5,792	$663	$1,403	$42,284	$50,142
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions	-	-		-	(4,998)	(4,998)
Net change in foreign currency translation (unaudited)	-	-	242	-	1,724	1,966
Net income (unaudited)	-	-	-	698	4,984	5,682
Balance, June 30, 2023 (unaudited)	6,365,856	5,792	905	1,401	43,994	52,092

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$9,821	22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,975	14,565
Amortization of bond issuance costs	251	330
Loss on real estate investment impairment	2,451	-
Amortization of deferred financing costs	253	187
(Increase) decrease in other assets	(774)	171
Amortization of right of use asset	158	147
Foreign currency transaction loss	-	10,100
Foreign currency translation adjustments	(324)	340
(Increase) decrease in straight-line rent receivables	(787)	158
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	687	(7,864)
Repayment of operating lease liability	(158)	(147)
Net cash provided by operating activities	$25,553	18,009

Cash flow from investing activities:
Purchase of real estate investments	$(6,031)	-
Increase in notes receivable	-	(8,000)
Principal payments of notes receivable	1,610	387
Net cash used in investing activities	$(4,421)	(7,613)

Cash flows from financing activities:
Proceeds from senior debt, net	$3,096	103,548
Proceeds from issuance of bonds, net	32,689	-
Repayment of bonds	-	(91,768)
Repayment of senior debt	(8,371)	(26,418)
Repayment of non-controlling interest redemption liability	(15,753)	-
Payment of dividends	(1,400)	-
Non-controlling interest distributions	(9,997)	(4,876)
Net cash provided by (used in) financing activities	$264	(19,514)
Increase (decrease) in cash and cash equivalents and restricted cash and equivalents	$21,396	(9,118)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	45,704	52,128
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$67,100	43,010

6

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$10,255	9,970
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$4,284	24,110

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 12.3% and 12.0% of the outstanding OP units as of June 30, 2023 and December 31, 2022, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 79 healthcare properties with an aggregate of 10,351 licensed beds. The Company holds fee title to 78 of these properties and holds 1 property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the Condensed Consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim Condensed Consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s Condensed Consolidated financial position as of June 30, 2023, and the Condensed Consolidated results of operations and cash flows for the periods presented. The Condensed Consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a Condensed Consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s Condensed Consolidated balance sheets represents OP units not held by the Company and represents approximately 87.7% and 88.0% of the outstanding OP Units issued by the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On June 30, 2023 and December 31, 2022, the Company had $50.7 million and $40.7 million, respectively, on deposit in excess of federally insured limits. On June 30, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts held approximately $17.7 million as of June 30, 2023.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Valuation

In determining fair value and the allocation of the purchase price of acquisitions, the Company uses current appraisals or third-party valuations services. The most significant components of these allocations are typically the allocation of fair value to land and buildings and, for certain of its acquisitions, in place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization the Company records over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in place leases, the Company makes best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that the Company will recognize over the remaining lease term for the acquired in place leases.

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the period ended June 30, 2023.

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

On June 30, 2023, the Company held four notes receivable with an outstanding balance of $17.8 million. The notes have maturities ranging from 2023 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of June 30, 2023. As of December 31, 2022, the Company held five notes receivable for a total amount of $19.4 million. As of June 30, 2023 all of these notes are paid monthly and are current.

Market Concentration Risk

As of June 30, 2023 and December 31, 2022, the Company owned 78 properties and leased 1 property. The properties are located in 9 states, with 20 properties of its total properties located in Illinois (which include 4,226 skilled nursing beds or 40.8% of the Company’s total beds) and 15 properties of its total properties in Indiana (which include 1,388 skilled nursing beds or 13.4% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At June 30, 2023 and 2022, there were 45,436,232 and 47,212,167 OP units outstanding which were potentially dilutive securities. During the six month periods ended June 30, 2023 and 2022, the assumed conversion of the OP units had no impact on basic income per share.

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

Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses, if any, are included in other income (loss), in the Condensed Consolidated statements of income.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On June 30, 2023, the Company had two properties included in real estate investments which were held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. On December 31, 2022, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

The adoption of ASU 2016-13 on January 1, 2023, was not material to the Company’s Condensed Consolidated financial position and results of operations.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	June 30,	December 31,
	2023	2022
	(amounts in $000’s)
Escrow with trustee	$-	$2,287
MIP escrow accounts	1,300	745
Other escrow and debt deposits	4,297	781
Property tax and insurance escrow	6,324	5,243
Interest and expense reserve bonds escrow	3,765	2,276
HUD replacement reserves	13,814	14,175
Total restricted cash and equivalents	$29,500	$25,507

Escrow with trustee - The Company transfers funds to the trustee for its Series A, C and D Bonds to cover principal and interest payments prior to the payment date.

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

Interest and expense reserve bonds escrow - The indentures for the Series A, C and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	June 30, 2023	December 31, 2022
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-53	$494,776	$495,215
Equipment and personal property	1-14	79,804	78,524
Land	-	61,241	60,010
		635,821	633,749
Less: accumulated depreciation		(205,791)	(194,838)
Real estate investments, net		$430,030	$438,911

For the three-month periods ended June 30, 2023 and 2022, total depreciation expense was $6.2 million and $6.5 million, respectively. For the six-month periods ended June 30, 2023 and 2022, total depreciation expenses were $12.5 million and $13.1 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On January 3, 2023, the Company acquired a property located in Kentucky for a total cost of $6.0 million including finder fees and leasehold improvements. The Company also committed to a $700,000 leasehold improvement that will be completed by the new tenant. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with a third-party operator. The lease has an initial term of 10 years, with two extension options of five years each. The initial annualized base rent is $600,000, which is subject to an annual increase of approximately 3.0%.

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. As of June 30, 2023 and December 31, 2022, the property is carried at its estimated fair value of $1.2 million and is included in real estate investments in the accompanying Condensed Consolidated balance sheets.

In February 2023, one facility under our southern Illinois master lease was closed. The closure was made at the request of the tenant and mainly for efficiency reasons. This facility is under a master lease with two other facilities. The closing did not affect the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company has elected to sell the property. The Company has written off the remaining book value of this property and has recorded a loss on real estate investment impairment of approximately $2.5 million during the six-month period ended June 30, 2023, since the facility is no longer licensed to operate as a skilled nursing facility. Additionally, the tenant continues to be responsible for ensuring the building is secure and paying utilities, real estate taxes and insurance bills.

On June 8, 2023, the Company entered into a Purchase and Sale Agreement with respect to the purchase of 24 healthcare facilities located in Indiana (the “Indiana Facilities”) for $102.0 million. The 24 Facilities are comprised of nineteen skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed.

The Company made an initial earnest money deposit of $4.0 million in June 2023 and a second deposit of $1.0 million in July 2023 under the Purchase and Sale Agreement, which will be applied to the purchase price at closing. The Company plans to pay the balance of the purchase price from the Company’s current working capital and utilizing funds provided by a third-party lender. Under the Purchase and Sale Agreement, the Company has agreed to make a loan of approximately $6.5 million to the sellers, which will be due and payable within 60 days after the closing.

The Indiana Facilities are currently leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants are required to pay annual rent, on a triple net basis, commencing on December 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases set forth in the master lease. The master lease has an initial term of seven years. The tenants have three options to extend the lease. The first option is for 3 years, the two remaining options are for 5 years each. The tenants have an option to buy the properties after 6 years for $127 million. The material terms of the master lease will not be modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities. Closing is expected during the third quarter of 2023.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	1,323	13,337	14,660
Amortization	-	(1,514)	(1,514)
Balances, June 30, 2022
Gross	1,323	54,577	55,900
Accumulated amortization	-	(42,754)	(42,754)
Net carrying amount	$1,323	$11,823	$13,146

Balances, December 31, 2022
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(1,514)	(1,514)
Balances, June 30, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(45,782)	(45,782)
Net carrying amount	$1,323	8,795	10,118

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2023 (six months)	1,514
2024	3,028
2025	3,028
2026	675
2027	461
Thereafter	89
Total	$8,795

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of June 30, 2023 and December 31, 2022, the Company had leased 83 facilities (79 properties) to tenant/operators in the States of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. As of June 30, 2023 and December 31, 2022, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	June 30,	December 31,
	2023	2022
Cumulative number of facilities (properties)	83 (79)	83 (79)
Cumulative number of operational beds	10,351	10,332

The following table provides additional information regarding the properties/facilities leased by the Company as of June 30, 2023:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	1,388	14	1	15
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,165	11	-	11
Arkansas	1,568	14	-	14
Oklahoma	137	2	-	2
Texas	473	4	-	4
Total properties	10,351	82	1	83

Facility Type
Skilled Nursing Facilities	10,189	77	1	78
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	99	3	-	3
Total facilities	10,351	82	1	83

As of June 30, 2023, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2023 (six month period)	$41,958
2024	84,816
2025	75,152
2026	56,159
2027	56,453
Thereafter	184,588
Total	$499,126

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	June 30,	December 31,
	2023	2022
Number of facilities leased and subleased to third parties	1	1
Number of operational beds	68	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the Condensed Consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility. The lease has an initial term that expires on March 1, 2028 and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Six Month Period ended June 30,		Three Month Period ended June 30,
	2023	2022	2023	2022
Operating lease cost	$197	195	99	98

	June 30, 2023	December 31, 2022
Operating lease right of use asset	$1,675	$1,833
Operating lease liability	$1,675	$1,833
Weighted average remaining lease term-operating leases (in years)	4.75	5.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of June 30, 2023, reconciled to the Company’s operating lease liability presented on the Condensed Consolidated balance sheets are:

(Amounts in $’000s)
2023 (six month period)	$197
2024	395
2025	395
2026	395
2027	395
Thereafter	99
Total	$1,876
Less Interest	(201)
Total operating lease liability	$1,675

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the six-month periods ended June 30, 2023 and 2022, was $105,000 and $97,000, respectively. Rental expense under the leases for the three-month periods ended June 30, 2023 and 2022, was $52,000 and $46,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at June 30,	June 30,	December 31,
	2023	2023	2022
		(Amounts in $’000s)
HUD guaranteed loans	3.23%	$275,222	$275,778
Bank loans	8.67%	100,617	105,225
Series A, C and D Bonds	6.59%	105,303	75,788
Gross Notes Payable and other Debt		$481,142	$456,791
Debt issuance costs		(2,558)	(1,376)
Net Notes Payable and other Debt		$478,584	$455,415

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,
2023 (six-month period)	$19,785
2024	27,127
2025	17,426
2026	83,801
2027	102,711
Thereafter	230,292
$481,142

Debt Covenant Compliance

As of June 30, 2023 and December 31, 2022, the Company was party to approximately 41 and 40 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of June 30, 2023, the Company was in compliance with all financial and administrative covenants.

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of June 30, 2023, the rate was 8.67%). As of June 30, 2023 and December 31, 2022, total amounts outstanding were $100.62 million and $102.39 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the six months ended June 30, 2022.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

The credit facility financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of June 30, 2023, the Company was is in compliance with these loan covenants.

Senior Debt – Mortgage Loans Guaranteed by HUD

As of June 30, 2023 and December 31, 2022, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $275 million and $276 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of June 30, 2023 and December 31, 2022 was 3.88% (including the mortgage insurance premium).

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company increased the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds interest rate is 6.4% as of June 30, 2023. The effective weighted interest rate on these bonds, including those issued in the additional offering, is 7.4%. In June 2023, Standard & Poor’s provided rating for the Series A Bonds of ilA. As of June 30, 2023 and December 31, 2022, the outstanding balances of the Series A Bonds were $20.2 million and $21.5 million, respectively.

Payment Terms

The principal amount of the Series A Bonds is payable in eight annual installments due on July 1 of each of the years 2017 through 2024. The first four principal payments were equal to 15% of the original principal amount of the Series A Bonds, and each of the last four principal payments are equal to 10% of original principal amount of the Series A Bonds.

The Series A Bonds are not secured except for an interest reserve. The indenture for the Series A Bonds requires the Strawberry Fields REIT, Ltd. a wholly-owned subsidiary of the Operating Partnership organized under the laws of the British Virgin Islands (the “BVI Company”) to maintain an interest reserve with the trustee equal to the next interest payment on the Series A Bonds. In addition, the BVI Company has committed not to further encumber its assets under a general lien without obtaining the approval of the holders of the Series A Bonds, provided that the BVI Company may grant specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register general and specific liens on their assets.

Financial Covenants

The financial covenants of the BVI Company are measured based on its financial statements prepared in accordance with IFRS accounting principles. The annual rate of interest on the Series A Bonds will increase by 0.5%, but only once with respect to each breach of any such covenant, if: (i) the shareholders’ equity of the BVI Company (excluding minority interests) is less than $110 million, (ii) the ratio of adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 12 or (iii) the ratio of equity to total assets is less than 27%. Compliance with these financial covenants is measured annually and quarterly based on the BVI Company’s annual financial statements and quarterly financial statements. As of June 30, 2023, the BVI Company was in compliance with the above covenants.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series A Bonds (Cont.)

Dividend Restrictions

The indenture for the Series A Bonds limits the amount of dividends that may be paid by the BVI Company to the Operating Partnership. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

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

As of June 30, 2023, the BVI Company met these financial conditions and the BVI Company is not in violation of any of its material undertakings to the holders of the Series A Bonds.

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

Security

The BVI Company committed not to pledge its assets under general liens without obtaining the consent in advance of the holders of the Series A Bonds. Nevertheless, the BVI Company is entitled to register specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register liens, including general and specific, on their assets.

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

Bond Repurchases

On March 19, 2020, the Board of Directors of the BVI Company approved a $5 million buyback program to Series A and Series B Bonds. The Program was extended annually to expire on March 20, 2022. On March 28, 2022, the Board of Directors of the BVI Company approved a $10 million buyback program (the “Program”) to Series A and Series C Bonds. The Program was approved for a year and was extended on March 28, 2023 for another year. The BVI Company did not repurchase any bonds during the six-month periods ended June 30, 2023 and 2022.

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C Bonds with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%. As of June 30, 2023 and December 31, 2022, the outstanding balances of the Series C Bonds were $63.7 million and $55.6 million, respectively.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series C Bonds (Cont.)

Dividend Restrictions

The indenture for the Series C Bonds limits the amount of dividends that may be paid by the BVI Company to the Operating Partnership. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

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

As of June 30, 2023, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series C Bonds (Cont.)

Security

The Series C Bonds are secured by first mortgage liens on nine properties. In addition, the Series C Bonds are also secured by interest and expenses reserves. The BVI Company has agreed not to pledge its assets pursuant to a general lien without obtaining the prior consent of the holders of the Series C Bonds, provided that the BVI Company is entitled to register specific liens on its properties and also to provide guarantees and its subsidiaries are entitled to register general and specific liens on their assets.

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

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $170 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series C Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment performed by September 30, 2022, 2.5% from October 1, 2022 to September 30, 2023, and 3.0% thereafter.

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

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. As of June 30, 2023 the outstanding balance of the Series D Bonds was $22.4 million. As discussed in Note 14 below, in July 2023, the BVI Company issued an additional NIS 70.0 million ($19.2 million) in Series D Bonds.

Interest

The Series D Bonds initially bore interest at a rate of 9.1% per annum. In June 2023, Standard & Poor’s provided an initial rating for the Series D Bonds of ilA.

Interest on the Series D Bonds is payable semi-annually in arrears on March 31 and September 30 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series D Bonds is payable in three annual installments due on September 30 of each of the years 2024 through 2026. The first two principal payments are equal to 6% of the original principal amount of the Series D Bonds, and the last principal payments is equal to the outstanding principal amount of the Series D Bonds.

Financial Covenants

Until the date of full repayment of the Series D Bonds, the BVI Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the BVI Company as prepared under the IFRS accounting method. The financial covenants are as follows:

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series D Bonds (Cont.)

Dividend Restrictions

The indenture for the Series D Bonds limits the amount of dividends that may be paid by the BVI Company to its stockholders. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of June 30, 2023.

Increase in Interest Rate

In the event that:

(i) the stockholders’ equity of the BVI Company (excluding minority interests) is less than $250 million;

(ii) the ratio of the adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 11;

(iii) the ratio of the consolidated equity of the BVI Company to total consolidated assets of the BVI Company is below 27%; or

then, in each case, the interest on the Series D Bonds will increase by an additional 0.5% annually, but only once with respect to each failure to meet these requirements. Compliance with these financial covenants is measured quarterly.

Additionally, if a decline in the rating of the Series D Bonds should take place, then for each single ratings decrease, the interest will be increased by 0.25% per year, up to a maximum increment of 1.25% annually.

In any case, the total increase in the interest rate as a result of the above adjustments will not exceed 1.5% per year. The increases in the interest rate will also be reversed if the BVI Company regains compliance.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Series D Bonds (Cont.)

Security

The BVI Company has committed not to pledge its assets under general liens without obtaining the consent in advance of the Bond holders. Nevertheless, the BVI Company is entitled to register specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register liens, including general and specific, on their assets.

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $120 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series D Bonds for early repayment. In the event of the redemption of all of the Series D Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series D Bonds in circulation which will be determined based on the average closing price of the Series D Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series D Bonds available for early redemption in circulation (i.e., the principal balance of the Series D Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series D Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment performed by September 30, 2024, and 3.0% thereafter.

Change of Control

The holders of a majority of the Series D Bonds may accelerate the outstanding balance of the Bonds if the control of the BVI Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series D Bonds.

For purposes of the Series D Bonds, the “controlling stockholders” of the BVI Company are deemed to be Moishe Gubin and Michael Blisko.

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

Although the amount of rent that the Company receives from its tenants is not dependent on the tenants’ operating results, the tenants’ ability to fulfill their lease obligations, including the payment of rent, could be adversely affected if our tenants encountered significant financial difficulties due to a pandemic. To date, the Company does not believe that the coronavirus outbreak has had a material adverse impact on its tenants.

In March 2020, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a complaint in the U.S. District Court for the Northern District of Illinois against Moishe Gubin, Michael Blisko, Strawberry Fields REIT, LLC (“the Predecessor Company”) and 21 of its subsidiaries, as well as the operators of 17 of the facilities operated at our properties. The complaint was related to the Predecessor Company’s acquisition of 16 properties located in Arkansas and Kentucky that were completed between May 2018 and April 2019 and the attempt to purchase an additional 5 properties located in Massachusetts. The complaint was dismissed by the court in 2020 for lack of subject matter jurisdiction. The plaintiffs did not file an appeal of this dismissal, and the time for an appeal has expired.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. On January 11, 2023, the Cook County Circuit Court granting a motion to quash service on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. The defendants filed a motion to dismiss the complaint on the basis that service was defective. The court granted this motion and dismissed the complaint on June 20, 2023.

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

As of June 30, 2023, 225,100 shares were available for grant. No shares were issued during the six month periods ended June 30, 2023 and 2022.

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

As of June 30, 2023, there were a total of 6,365,856 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 508 stockholders of record, including certain affiliates of the Company who held 864,240 of these shares.

At June 30, 2023, there were 45,436,232 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 45,436,232 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of June 30, 2023.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Nahman Eingal	Chief Financial Officer and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of June 30, 2023 and December 31, 2022, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 41 tenants out of 83 who were related parties as of June 30, 2023, and December 31, 2022. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties as of June 30, 2023:

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	49.24%	50.25%	$1,045,506	3.00%	1.27%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.24%	50.25%	1,353,655	3.00%	1.64%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.24%	50.25%	1,089,527	3.00%	1.32%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	49.24%	50.25%	1,309,634	3.00%	1.59%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.24%	50.25%	1,100,532	3.00%	1.33%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.24%	50.25%	1,045,506	3.00%	1.27%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.24%	50.25%	1,133,548	3.00%	1.37%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.24%	50.25%	891,431	3.00%	1.08%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.24%	50.25%	638,309	3.00%	0.77%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.24%	50.25%	1,518,735	3.00%	1.84%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	49.24%	50.25%	946,458	3.00%	1.14%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.24%	50.25%	792,383	3.00%	0.96%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	49.24%	50.25%	726,351	3.00%	0.88%	8/1/2025	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%	1,514,820	3.00%	1.84%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%	1,111,794	3.00%	1.35%	8/1/2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%	917,230	3.00%	1.11%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%	1,111,794	3.00%	1.35%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%	1,264,666	3.00%	1.53%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%	1,167,384	3.00%	1.41%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%	1,334,153	3.00%	1.62%	8/1/2031	2 five year
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	50.00%	50.00%	1,628,910	3.00%	1.97%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,279,858	3.00%	1.55%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	2.11%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	2,327,014	3.00%	2.82%	7/1/2031	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/ Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	498,350	Varies between $12,000 and $24,000 annually	0.60%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	50.00%	50.00%	549,884	3.00%	0.67%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%	1,005,313	3.00%	1.22%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	1,038,000	None	1.26%	12/30/2025	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	1,215,483	3.00%	1.47%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	1,260,000	None	1.53%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,575,348	None	1.91%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	1,788,365	3.00%	2.17%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,134,570	3.00%	2.59%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,961,604	None	2.38%	11/1/2027	None
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	50.00%	50.00%	116,676	3.00%	0.14%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	50.00%	50.00%	2,409,998	3.00%	2.92%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,454,187	3.00%	2.97%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%	2,547,712	3.00%	3.09%	2/28/2026	2 five year
IL	4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	27.50%	27.50%	478,958	3.00%	0.58%	10/1/2030	2 five year
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehab center, LLC	50.00%	50.00%	$1,038,048	None	1.31%	6/1/2031	None

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

(1)	The interests of the two listed related parties are not held through any commonly owned holding companies. Mr. Gubin’s interests are held directly/indirectly by Gubin Enterprises LP. Mr. Blisko’s interests are held by Blisko Enterprises LP and New York Boys Management, LLC.
(2)	Each of the tenants is a limited liability company. The percentages listed reflect the owners’ percentage ownership of the outstanding membership interests in each tenant.

Guarantees from Related Parties

As of June 30, 2023 and December 31, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company or its subsidiaries.

Balances with Related Parties

	June 30, 2023	December 31, 2022
	(amounts in $000s)
Straight-line rent receivable	$13,143	$11,591
Tenant portion of replacement reserve	$9,971	$10,227
Notes receivable	$7,450	$7,816

Payments from and to Related Parties

	Six Months ended June 30,		Three Months ended June 30,
	2023	2022	2023	2022
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$26,286	27,171	$14,448	13,599

Other Related Party Relationships

On June 30, 2023 and December 31, 2022, the Company had approximately $0.4 million and $4.7 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

On June 14, 2022, the Company purchased an $8 million note held by Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note was issued by certain unaffiliated tenants. It bears interest at 7% per annum, payable annually. The principal amount of the note becomes payable 120 days after the date on which tenants are first able to exercise the purchase option for the properties contained in their lease. The purchase option becomes exercisable upon the Company’s ability to deliver fee simple title to the properties. If the tenants do not exercise the option within this period, then the outstanding balance of the note will thereafter be payable in thirty-six (36) equal monthly installments of principal and interest.

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

		June 30, 2023		December 31, 2022
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$478,584	480,740	$455,415	$454,523
Notes receivable	3	$17,809	17,065	$19,419	$18,479

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%.

On August 10, 2023 our Board of Directors approved a dividend distribution of $0.11 per share, based on the expected net income for the third quarter of 2023. The dividend will be paid on or prior to September 29, 2023.

NOTE 15. Financing Income (Expenses), Net

	Six months ended June 30,		Three months ended June 30
	2023	2022	2023	2022
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(2,657)	$(3,665)	$(1,443)	$(1,495)
Interest expenses on loans from banks and others	(7,982)	(5,374)	(4,124)	(3,593)
Interest expenses with respect to leases	(37)	(41)	(18)	(20)
Other financing expenses (including related parties), net	-	(59)	-	610
Total financing expenses	$(10,676)	$(9,139)	$(5,585)	(4,498)
Financing income	$558	$100	$275	(52)
Interest Expense, Net	$(10,118)	$(9,039)	$(5,310)	(4,550)

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of June 30, 2023, the aggregate annualized average base rent under the leases for our properties was approximately $84.2 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 12.3% of the outstanding OP units.

Recent Developments

On January 3, 2023, the Company acquired a property in Kentucky for $6.0 million, including $1.0 million in finder fees and $0.7 million in leasehold improvements, which was paid in cash. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with an unaffiliated third-party operator. The lease has an initial term of 10 years, with two 5-year extension options. The initial annualized base rent is $600,000 with 3.0% annual rent escalation.

During February 2023, the Company issued an additional NIS 40.00 million in par value of Series C Bonds and received a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%.

In February 2023 one of the SNFs owned by the Company in southern Illinois was closed. The closure was made of the request of the tenant and was mainly for efficiency reasons. This SNF is under a master lease with two other facilities and the full amount of the rental payment under the master lease is continuing to be paid. The Company has written off the remaining book value of this property and has recorded a loss on asset impairment of $2.5 million since the facility is no longer licensed to operate as a skilled nursing facility. The Company is seeking to sell the property.

On May 1, 2023, the Company paid $15.6 million to redeem 1,454,308 OP units granted to the sellers of five properties in Tennessee and one in Kentucky the Company acquired in 2021.

On June 8, 2023, the Company entered into a Purchase and Sale Agreement with respect to the purchase of 24 healthcare facilities located in Indiana (the “Indiana Facilities”) for $102.0 million. The 24 Facilities are comprised of nineteen skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed.

The Company made an initial earnest money deposit of $4.0 million in June 2023 and a second deposit of $1.0 million in July 2023 under the Purchase and Sale Agreement, which will be applied to the purchase price at closing. The Company plans to pay the balance of the purchase price from the Company’s current working capital and utilizing funds provided by a third-party lender. Under the Purchase and Sale Agreement, the Company has agreed to make a loan of approximately $6.5 million to the sellers, which will be scheduled to be repaid within 60 days of the closing.

The Indiana Facilities are currently leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants are required to pay annual rent, on a triple net basis, commencing on December 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases set forth in the master lease. The master lease has an initial term of seven years. The tenants have three options to extend the lease. The first option is for 3 years, the two remaining options are for 5 years each. The tenants have an option to buy the properties after 6 years for $127 million. The material terms of the master lease will not be modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities. Closing is expected during the third quarter of 2023.

On June 19, 2023, the Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. See Notes 7 and 14 to the Consolidated Condensed Financial Statements included under Item 1 to this Form 10-Q.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases or to reduce current or future lease payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended June 30,		Increase /	Percentage
(dollars in thousands except per share data)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$24,307	$21,778	$2,529	11.6%

Expenses:
Depreciation	6,230	6,524	(294)	(4.5%)
Amortization	757	757	-	-
General and administrative expenses	951	832	119	14.3%
Property and other taxes	3,717	2,677	1,040	38.9%
Facility rent expenses	136	128	8	6.3%
Provision for credit losses	-	413	(413)	(100%)
Total Expenses	11,791	11,331	460	4.1%
Interest expense, net	5,310	4,550	760	16.7%
Amortization of interest expense	123	129	(6)	(4.7%)
Mortgage insurance premium	418	430	(12)	(2.8%)
Total Interest Expenses	5,851	5,109	742	14.5%
Other expense
Miscellaneous expense	(983)	-	983	100%
Net income	5,682	5,338	344	6.4%
Net income attributable to non-controlling interest	(4,984)	(4,751)	(233)	(4.9%)
Net income attributable to common stockholders	698	587	111	18.7%
Basic and diluted income per common share	$0.11	$0.10	0.01	10.0%

Rental revenues: The increase in Rental Revenues of $2.5 million or 11.6% is due to annual lease escalations, lease renewals and increased property taxes collected from tenants.

Depreciation and Amortization: The decrease in depreciation of $0.30 million or 4.5% is primarily due to certain equipment and personal property having been fully depreciated between the quarters ended June 30, 2023 and June 30, 2022, offset by certain site improvements.

General and administrative expenses: The increase in general and administrative expenses of $0.1 million or 14.3% reflects corporate salaries and expenses.

Property and other taxes: The increase in property taxes of $1 million or 38.9% is primarily due to increases in property taxes due.

Provision for credit losses: The decrease in the provision for credit losses of $0.4 million or 100.0% is related to write-offs of receivables related to certain defaulted leases and defaulted loan interest in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $0.8 million or 16.7% is primarily due to an increase in the floating rate on the commercial bank loan facility and additional interest on Series C Bonds and Series D Bonds issuances that occurred in 2023.

Miscellaneous expense: The increase in miscellaneous expense of $1.0 million is a result of a fee paid to an investment banking firm to cancel an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income from $5.3 million during the second quarter of 2023, to $5.7 million income during the second quarter of 2023 is primarily a result of higher rental income in the second quarter of 2023 offset by higher general and administrative expenses due to one-time consulting fees, higher property taxes, and an increase in interest expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$48,554	$44,737	$3,817	8.5%

Expenses:

Depreciation	12,461	13,051	(590)	(4.5%)
Amortization	1,514	1,514	-	-
Loss on real estate investment impairment	2,451	-	2,451	100.0%
General and administrative expenses	2,413	3,421	(1,008)	(29.5%)
Property and other taxes	7,435	5,620	1,815	32.3%
Facility rent expenses	272	259	13	5.0%
Provision for credit losses	-	663	(663)	(100.0%)
Total Expenses	26,546	24,528	2,018	8.2%
Interest expense, net	10,118	9,039	1,079	11.9%
Amortization of interest expense	253	187	66	35.3%
Mortgage Insurance Premium	833	861	(28)	(3.3%)
Total Interest Expenses	11,204	10,087	1,117	11.1%
Other income (expense)
Miscellaneous Expense	(983)	-	983	100.0%
Foreign currency transaction loss	-	(10,100)	10,100	100.0%

Net Income	9,821	22	9,796	445.3%
Net income attributable to non-controlling interest	(8,628)	(20)	(8,608)	430.4%
Net Income Attributable to common stockholders	1,193	2	1,191	595.5%
Basic and diluted income per common share	$0.19	$-	0.19	100.0%

Rental revenues: The increase in Rental revenue of $3.8 million or 8.5% is due to renegotiation of certain leases, acquisition of new property and additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: The decrease in depreciation of $0.6 million or 4.5% is primarily due to certain equipment and personal property having been fully depreciated.

Loss on real estate investment impairment: In February 2023, one facility under one of our southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility is leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, we wrote off its remaining book value.

General and administrative: The decrease in general and administrative of $1.0 million or 29.5% is primarily a result of certain executive compensation expenses incurred in the period ended June 30, 2022 that was not incurred in the 2023 period.

Property and other taxes: The increase in property taxes of $1.8 million or 32.3% is primarily due to increases in real estate taxes and franchise taxes.

Provision for credit losses: The decrease in the provision for credit losses of $0.6 million or 100% is primarily related to write-offs of receivables related to certain defaulted leases and defaulted loan interest during the six month period ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $1.1 million or 11.9% is primarily related to increases in the floating rate on the commercial bank loan facility and additional interest on Series C Bonds and Series D Bonds issuances that occurred during 2023.

Miscellaneous Expense: The increase in miscellaneous expense of $1.0 million is the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Foreign Currency Transaction Loss: The decrease in foreign currency transaction loss of $10.1 million related to losses incurred in 2022 resulting from the repayment of the Series B Bonds. These losses were the result of changes in the value of the U.S. dollar relative to the New Israeli Shekel (NIS).

Net Income: The increase in net income of $9.8 million in 2023 is primarily due to the absence of the foreign currency transaction losses realized in 2022.

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

As of June 30, 2023, we had cash and cash equivalents and restricted cash and equivalents of $67.1 million. We also had the ability to offer an additional $136.2 million in Series C Bonds and an additional $84.8 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of June 30, 2023, on a Condensed Consolidated basis, we had total indebtedness of approximately $478.6 million, consisting of $275.2 million in HUD guaranteed debt, $102.7 million in net Series A Bonds, Series C Bonds and Series D bonds outstanding and $100.6 million in commercial mortgages loans. Under our Bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2027 there are three balloon payment obligations consisting of a payment of $51.6 million due under the Series C Bonds in 2026, a payment of $19.7 million due under the Series D Bonds in 2026, and a payment of $86.0 million due under our commercial bank mortgage loan facility due in 2027. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our Condensed Consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

(dollars in thousands)
Net cash provided by operating activities	$25,553	$18,009
Net cash used in investing activities	(4,421)	(7,613)
Net cash provided by (used in) financing activities	264	(19,514)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	21,396	(9,118)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	45,704	52,128
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$67,100	$43,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities was $25.5 million for the six months ended June 30, 2023 and primarily consisted of net earnings of $9.8 million adjusted by depreciation and amortization of $14.0 million and a loss on real estate impairment of $2.5 million. Net cash provided by operating activities for the six months ended June 30, 2022 of $18.0 million primarily consisted of net earnings of $0.0 million adjusted by depreciation and amortization of $14.6 million and a foreign currency transaction loss of 10.1 million, offset by a decrease in accounts payable and accrued liabilities of $7.9 million.

Cash used in investing activities for the six months ended June 30, 2023 was comprised of the acquisition of a new facility in Kentucky for $6.0 million offset by $1.6 million of principal payments on notes receivable. Net cash used in investing activities for the six months ended June 30, 2022 of $7.6 million was primarily due to funding the purchase of a note receivable.

Cash provided by financing activities for the six months ended June 30, 2023 were primarily comprised of a private placement of Series C Bonds which netted $10.4 million, issuance of Series D Bonds which netted $22.3 million and a new HUD loan of $3.1 million. These amounts were offset by $8.4 million in principal debt payments, dividends paid to common shareholders of $1.4 million, a $10.0 million distribution to the non-controlling interest holders and repayment of non-controlling interest redemption liability of $15.8 million.  Cash used in financing activities for the six months ended June 30, 2022 were primarily comprised of proceeds from senior debt of $103.5 million used to repay Bond B at maturity for $91.7 million, repayment of bank loans of $26.4 million and non-controlling interest distributions of $4.9 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of June 30, 2023, we had non-recourse mortgage loans of $275.2 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of June 30, 2023, was 3.88% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the June 30, 2023 the rate was 8.67%). As of June 30, 2023 and December 31, 2022, total outstanding principal amount was $100.62 million and $102.39 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

The loan agreement covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of June 30, 2023, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series A Bonds, Series C Bonds and Series D Bonds.

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

As of June 30, 2023, the outstanding principal amount of the Series A Bonds was NIS 74.9 million ($20.2 million).

A portion of the Series A Bonds have been repurchased by a subsidiary of the BVI Company. As of June 30, 2023, we held NIS 3.7 million ($1.0 million) of these Bonds that we have repurchased. The Series A Bonds interest rate was 6.4% at June 30, 2023.

The Series A Bonds are traded on the Tel Aviv Stock Exchange Ltd. (“TASE”).

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at June 30, 2023.

As of June 30, 2023, the outstanding principal amount of the Series C Bonds was NIS 235.5 million ($63.7 million).

The Series C Bonds are traded on the TASE.

Series D Bonds

In June 2023, the Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par. The Series D Bonds interest rate was 9.1% at June 30, 2023.

As of June 30, 2023, the outstanding principal amount of the Series D Bonds was NIS 82.9 million ($22.4 million).

The Series D Bonds are traded on the TASE.

Summary of fixed and variable loans

	June 30,	December 31,
	2023	2022
	(Amounts in $000s)
Fixed rate loans	$380,525	$351,566
Variable rate loans	100,617	105,225
Gross Notes Payable and other Debt	$481,142	$456,791

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

The following table reconciles our calculations of FFO and AFFO for the six and three months ended June 30, 2023 and 2022, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
(dollars in $1,000s)
Net income	$9,821	$22	$5,682	$5,338
Depreciation and amortization	13,975	14,565	6,987	7,281
Funds from Operations	23,796	14,587	12,669	12,619
Adjustments to FFO:
Straight-line rent	(787)	(917)	(296)	(423)
Straight-line rent receivable write-off*	-	1,075	-	1,075
Foreign currency transaction loss	-	10,100	-	-
Loss on real estate investment impairment	2,451	-	-	-
Contract cancellation expense for proposed financing**	1,000	-	1,000	-

Funds from Operations, as Adjusted	$26,460	$24,845	$13,373	$13,271

*The Company recognized a loss of $1.1 million in the second quarter 2022 due to the write-off of straight-line rent receivables related to the Western Illinois facilities.

**The Company incurred a non-recurring expense of $1.0 million in the second quarter of 2023 in connection the cancellation of an contract with an investment banking firm related to a proposed financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

During July 2023, the Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.19 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%.

On August 10, 2023, our Board of Directors approved a dividend distribution of $0.11 per share. The dividend will be paid on or prior to September 29, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report on 10-K filed on March 27, 2023 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2023.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of June 30, 2023, we had $19.4 million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $62.8 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $23.0 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $375.8 million in senior debt notes, of which $275.2 million are HUD guaranteed debt at a fixed interest rate of 3.88% and $100.6 million (20.9% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2023 the rate was 8.67%). At June 30, 2023, one-month SOFR was 4.87%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.0 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. On January 11, 2023, the Cook County Circuit Court granting a motion to quash service on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. The defendants filed a motion to dismiss the complaint on the basis that service was defective. The court granted this motion and dismissed the complaint on June 20, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first half of 2023.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.
10.1	Deed of Trust dated June [_], 2023, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: August 14, 2023	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: August 14, 2023	By:	/s/ Nahman Eingal
	Name:	Nahman Eingal
	Title:	Chief Financial Officer

