Form 10-Q
period 2023-09-30
Strawberry Fields REIT, Inc.
filed 2023-11-13
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,429,514 shares of common stock, $0.0001 par value, issued and outstanding as of November 13, 2023.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$525,527	$438,911
Cash and cash equivalents	9,540	20,197
Restricted cash and equivalents	25,480	25,507
Straight-line rent receivable, net	24,766	23,534
Right of use lease asset	1,595	1,833
Goodwill, other intangible assets and lease rights	9,361	11,632
Deferred financing expenses	6,198	5,791
Notes receivable, net	24,907	19,419
Other assets	2,446	176
Total Assets	$629,820	$547,000

Liabilities
Accounts payable and accrued liabilities	$18,603	$13,723
Bonds, net	104,170	74,412
Notes payable and other debt	439,024	381,003
Operating lease liability	1,595	1,833
Other liabilities	12,530	10,892
Non-controlling interest redemption liability	-	15,753
Total Liabilities	$575,922	$497,616
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,429,514 and 6,365,856 shares issued and outstanding	$-	$-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	5,792	5,792
Accumulated other comprehensive income	1,275	386
Retained earnings	1,290	1,608
Total Stockholders’ Equity	$8,357	$7,786
Non-controlling interest	$45,541	$41,598
Total Equity	$53,898	$49,384
Total Liabilities and Equity	$629,820	$547,000

See accompanying notes to Condensed Consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Revenues
Rental revenues	$74,325	$68,972	$25,771	$24,235

Expenses:
Depreciation	$18,995	$19,386	$6,534	$6,335
Amortization	2,271	2,271	757	757
Loss on real estate investment impairment	2,451	-	-	-
General and administrative expenses	3,974	4,150	1,560	730
Property taxes	11,152	9,494	3,717	3,873
Facility rent expenses	419	398	147	139
Provision for credit losses	-	(4,437)	-	(5,100)
Total expenses	$39,262	$31,262	$12,715	$6,734
Income from operations	35,063	37,710	13,056	17,501

Interest expense, net	$(17,983)	$(15,902)	(7,865)	$(6,863)
Amortization of deferred financing costs	(401)	(317)	(148)	(129)
Mortgage insurance premium	(1,253)	(1,287)	(420)	(426)
Total interest expense	$(19,637)	$(17,506)	$(8,433)	$(7,418)
Other (loss) income:
Other expense	(982)	-	-	-
Foreign currency transaction gain (loss)	81	(10,932)	81	(833)
Total other (loss) gain	(901)	(10,932)	81	(833)
Net income	$14,525	$9,272	$4,704	$9,250
Less -
Net income attributable to non-controlling interest	(12,743)	(8,252)	(4,115)	(8,232)
Net income attributable to common stockholders	1,782	1,020	589	1,018
Other comprehensive income:
Gain due to foreign currency translation	7,325	14,767	3,041	756
Reclassification of foreign currency transaction (gain) losses	(81)	10,932	(81)	833
Comprehensive income attributable to non-controlling interest	(6,354)	(22,872)	(2,589)	(1,414)
Comprehensive income	$2,672	$3,847	$960	$1,193
Net income attributable to common stockholders	$1,782	$1,020	589	1,018
Basic and diluted income per common share	$0.28	$0.17	$0.09	$0.17
Weighted average number of common shares outstanding	6,366,090	5,925,260	6,366,548	6,044,230

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Net change in foreign currency translation (unaudited)	-	-	1,658	-	13,416	15,074
Net loss (unaudited)	-	-	-	(585)	(4,731)	(5,316)
Balance, March 31, 2022 (unaudited)	5,849,746	4,327	(797)	(192)	41,470	44,808
Issuance of common shares in exchange for OP units	194,484	-	-	-	-	-
Non-controlling interest distributions	-	-	-	-	(4,876)	(4,876)
Net change in foreign currency translation (unaudited)	-	-	994	-	8,042	9,036
Net income (unaudited)	-	-	-	587	4,751	5,338
Balance, June 30, 2022 (unaudited)	6,044,230	$4,327	$197	$395	$49,387	$54,306
Non-controlling interest distributions	-	-	-	-	(6,047)	(6,047)
Net change in foreign currency translation (unaudited)	-	-	175	-	1,414	1,589
Reallocation of non-controlling interest (unaudited)	-	567	-	-	(567)	-
Net income (unaudited)	-	-	-	1,018	8,232	9,250

Balance, September 30, 2022 (unaudited)	6,044,230	$4,894	$372	$1,413	$52,419	$59,098
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,365,856	$5,792	$663	$1,403	$42,284	$50,142

Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions	-	-		-	(4,998)	(4,998)
Net change in foreign currency translation (unaudited)	-	-	242	-	1,724	1,966
Net income (unaudited)	-	-	-	698	4,984	5,682

Balance, June 30, 2023 (unaudited)	6,365,856	5,792	905	1,401	43,994	52,092
Issuance of common shares in exchange for OP units	63,658	-	-	-	-	-
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,158)	(5,158)
Net change in foreign currency translation (unaudited)	-	-	370	-	2,590	2,960
Net income	-	-	-	589	4,115	4,704
Balance, September 30, 2023 (unaudited)	6,429,514	5,792	1,275	1,290	45,541	53,898

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$14,525	9,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,266	21,657
Amortization of bond issuance costs	428	395
Loss on real estate investment impairment	2,451	-
Amortization of deferred financing costs	401	317
(Increase) decrease in other assets	(2,270)	243
Amortization of right of use asset	238	221
Foreign currency transaction (gain) loss	(81)	10,932
Foreign currency translation adjustments	-	1,624
Increase in straight-line rent receivables	(1,232)	(1,063)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	6,518	(5,956)
Repayment of operating lease liability	(238)	(221)
Net cash provided by operating activities	$42,006	37,421

Cash flow from investing activities:
Purchase of real estate investments	$(108,062)	-
Increase in notes receivable	(6,500)	(9,000)
Principal payments of notes receivable	1,012	531
Net cash used in investing activities	$(113,550)	(8,469)

Cash flows from financing activities:
Deferred financing costs	$(808)	-
Proceeds from senior debt, net	69,208	103,588
Proceeds from issuance of bonds, net	52,382	-
Repayment of bonds	(15,727)	(106,012)
Repayment of senior debt	(11,187)	(30,503)
Repayment of non-controlling interest redemption liability	(15,753)	-
Payment of dividends	(2,100)	-
Non-controlling interest distributions	(15,155)	(10,923)
Net cash provided by (used in) financing activities	$60,860	(43,850)
Decrease in cash and cash equivalents and restricted cash and equivalents	$(10,684)	(14,898)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	45,704	52,128
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$35,020	37,230

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$18,186	17,089
Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$7,244	25,699

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership (“OP”). The Company owns approximately 12.5% and 12.0% of the outstanding OP units as of September 30, 2023 and December 31, 2022, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 98 healthcare properties with an aggregate of 12,203 licensed beds. The Company holds fee title to 97 of these properties and holds 1 property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the Condensed Consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim Condensed Consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s Condensed Consolidated financial position as of September 30, 2023, and the Condensed Consolidated results of operations and cash flows for the periods presented. The Condensed Consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2023.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a Condensed Consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s Condensed Consolidated balance sheets represents OP units not held by the Company and represents approximately 87.5% and 88.0% of the outstanding OP Units issued by the Operating Partnership as of September 30, 2023 and December 31, 2022, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On September 30, 2023 and December 31, 2022, the Company had $23.0 million and $40.7 million, respectively, on deposit in excess of federally insured limits. On April 30, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts held approximately $3.1 million as of September 30, 2023.

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

Building and improvements	7-45 years
Equipment and personal property	2-18 years

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the period ended September 30, 2023.

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

Gain from sale of real estate investments is recognized when control of the property is being transferred and it is probable that substantially all consideration will be collected.

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

On September 30, 2023, the Company held five notes receivable with an outstanding balance of $24.9 million. The notes have maturities ranging from 2023 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of September 30, 2023. As of December 31, 2022, the Company held five notes receivable for a total amount of $19.4 million. As of September 30, 2023, all of these notes are paid monthly and are current. On October 25, 2023, one of these notes for $6.5 million was repaid in full.

Market Concentration Risk

As of September 30, 2023 and December 31, 2022, the Company owned 97 properties and leased 1 property. The properties are located in 9 states, with 20 properties of its total properties located in Illinois (which include 4,226 skilled nursing beds or 34.6% of the Company’s total beds) and 34 properties of its total properties in Indiana (which include 3,240 skilled nursing beds or 26.6% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2023 and 2022, there were 45,437,910 and 47,212,167 OP units outstanding which were potentially dilutive securities. During the nine month periods ended September 30, 2023 and 2022, the assumed conversion of the OP units had no impact on basic income per share.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On September 30, 2023, the Company had two properties included in real estate investments which were held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. On December 31, 2022, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	September 30,	December 31,
	2023	2022
	(amounts in $000’s)
Escrow with trustee	$-	$2,287
MIP escrow accounts	733	745
Other escrow and debt deposits	290	781
Property tax and insurance escrow	8,232	5,243
Interest and expense reserve bonds escrow	3,706	2,276
HUD replacement reserves	12,519	14,175
Total restricted cash and equivalents	$25,480	$25,507

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

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	September 30, 2023	December 31, 2022
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$574,844	$495,215
Equipment and personal property	2-18	97,359	78,524
Land	-	65,509	60,010
		737,712	633,749
Less: accumulated depreciation		(212,185)	(194,838)
Real estate investments, net		$525,527	$438,911

For the three-month periods ended September 30, 2023 and 2022, total depreciation expense was $6.5 million and $6.3 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, total depreciation expenses were $19.0 million and $19.4 million, respectively.

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

On August 25, 2023, the Company acquired 24 healthcare facilities located in Indiana (the “Indiana Facilities”) for a total purchase price of $102.0 million. The 24 Facilities are comprised of nineteen skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed.

The Indiana Facilities were leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants are required to pay annual rent, on a triple net basis, commencing on December 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases set forth in the master lease. The master lease has an initial term of seven years. The tenants have three options to extend the lease. The first option is for 3 years, the two remaining options are for 5 years each. The tenants have an option to buy the properties after 6 years for $127 million. The material terms of the master lease were not modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities.

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. As of September 30, 2023, and December 31, 2022, the property is carried at its estimated fair value of $1.2 million and is included in real estate investments in the accompanying Condensed Consolidated balance sheets.

In February 2023, one facility under our southern Illinois master lease was closed. The closure was made at the request of the tenant and mainly for efficiency reasons. This facility is under a master lease with two other facilities. The closing did not affect the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company has elected to sell the property. The Company has written off the remaining book value of this property and has recorded a loss on real estate investment impairment of approximately $2.5 million during the nine-month period ended September 30, 2023, since the facility is no longer licensed to operate as a skilled nursing facility. Additionally, the tenant continues to be responsible for ensuring the building is secure and paying utilities, real estate taxes and insurance bills.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	1,323	13,337	14,660
Amortization	-	(2,271)	(2,271)
Balances, September 30, 2022
Gross	1,323	54,577	55,900
Accumulated amortization	-	(43,511)	(43,511)
Net carrying amount	$1,323	$11,066	$12,389

Balances, December 31, 2022
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(2,271)	(2,271)
Balances, September 30, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(46,539)	(46,539)
Net carrying amount	$1,323	8,038	9,361

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2023 (three months)	757
2024	3,028
2025	3,028
2026	675
2027	462
Thereafter	88
Total	$8,038

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of September 30, 2023, and December 31, 2022, the Company had leased 107 facilities (98 properties) and 83 facilities (79 properties), respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. As of September 30, 2023, and December 31, 2022, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	September 30,	December 31,
	2023	2022
Cumulative number of facilities (properties)	107(98)	83(79)
Cumulative number of operational beds	12,203	10,332

The following table provides additional information regarding the properties/facilities leased by the Company as of September 30, 2023:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,240	38	1	39
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,165	11	-	11
Arkansas	1,568	14	-	14
Oklahoma	137	2	-	2
Texas	473	4	-	4
Total properties	12,203	106	1	107

Facility Type
Skilled Nursing Facilities	11,848	96	1	97
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	292	8	-	8
Total facilities	12,203	106	1	107

As of September 30, 2023, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2023 (three month period)	$23,410
2024	94,634
2025	87,155
2026	70,410
2027	70,979
Thereafter	212,470
Total	$559,058

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

Right of use assets and operating lease liabilities are disclosed as separate line items in the Condensed Consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility. The lease has an initial term that expires on March 1, 2028, and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows:

	Nine Month Period ended September 30,		Three Month Period ended September 30,
	2023	2022	2023	2022
Operating lease cost	$296	293	99	99

(Amount in $’000s)	September 30, 2023	December 31, 2022
Operating lease right of use asset	$1,595	$1,833
Operating lease liability	$1,595	$1,833
Weighted average remaining lease term-operating leases (in years)	4.5	5.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of September 30, 2023, reconciled to the Company’s operating lease liability presented on the Condensed Consolidated balance sheets are:

(Amount in $’000s)	(Amounts in $’000s)
2023 (three month period)	$99
2024	395
2025	395
2026	395
2027	395
Thereafter	99
Total	$1,778
Less Interest	(183)
Total operating lease liability	$1,595

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expenses under the leases for the nine-month periods ended September 30, 2023, and 2022, was $157,000 and $152,000, respectively. Rental expense under the leases for the three-month periods ended September 30, 2023, and 2022, was $52,000 and $55,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at September 30,	September 30,	December 31,
	2023	2023	2022
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$273,310	$275,778
Bank loans	8.83%	165,714	105,225
Series A, C and D Bonds	6.63%	107,436	75,788
Gross Notes Payable and other Debt		$546,460	$456,791
Debt issuance costs		(3,266)	(1,376)
Net Notes Payable and other Debt		$543,194	$455,415

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows:

Year Ending December 31,	Amount
(Amounts in $’000s)
2023 (three-month period)	$2,832
2024	28,035
2025	19,627
2026	98,992
2027	109,735
Thereafter	287,239
$546,460

Debt Covenant Compliance

As of September 30, 2023 and December 31, 2022, the Company was party to approximately 42 and 40 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of September 30, 2023, the Company was in compliance with all financial and administrative covenants.

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2023, the rate was 8.83%). As of September 30, 2023, and December 31, 2022, total amounts outstanding were $99.71 million and $102.39 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the nine months ended September 30, 2022.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2023, the rate was 8.83%). As of September 30, 2023, total amounts outstanding was $66.0 million. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities). See note 4 above.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

Both credit facilities financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of September 30, 2023, the Company was in compliance with these loan covenants.

Senior Debt – Mortgage Loans Guaranteed by HUD

As of September 30, 2023, and December 31, 2022, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $273 million and $276 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of September 30, 2023 was 3.91% and December 31, 2022 was 3.88% (including the mortgage insurance premium).

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company increased the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds interest rate is 6.4% as of September 30, 2023. The effective weighted interest rate on these bonds, including those issued in the additional offering, is 7.4%. In June 2023, Standard & Poor’s provided rating for the Series A Bonds of ilA. As of September 30, 2023 and December 31, 2022, the outstanding balances of the Series A Bonds were $9.3 million and $21.5 million, respectively. Series A bond was paid off on November 8, 2023. See note 14.

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C Bonds with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%. As of September 30, 2023, and December 31, 2022, the outstanding balances of the Series C Bonds were $57.7 million and $55.6 million, respectively.

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

As of September 30, 2023, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of September 30, 2023, the ratio of outstanding Series C Bonds to fair value of the collateral was 51.7%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $165 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series C Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment performed by September 30, 2022, 2.5% from October 1, 2022, to September 30, 2023, and 3.0% thereafter.

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

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. As of September 30, 2023 the outstanding balance of the Series D Bonds was $40.0 million.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of September 30, 2023.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $118 million).

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

As of September 30, 2023, 225,100 shares were available for grant. No shares were issued during the nine month periods ended September 30, 2023 and 2022.

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

As of September 30, 2023, there were a total of 6,429,514 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 712 stockholders of record, including certain affiliates of the Company who held 864,240 of these shares.

As of September 30, 2023, there were 45,437,910 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 45,437,910 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of September 30, 2023.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Nahman Eingal	Chief Financial Officer and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of September 30, 2023, and December 31, 2022, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 64 tenants out of 107 who were related parties as of September 30, 2023, and 41 tenants out of 83 who were related parties as of December 31, 2022. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties as of September 30, 2023:

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	49.24%	50.25%	$1,045,506	3.00%	1.07%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.24%	50.25%	1,353,655	3.00%	1.39%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.24%	50.25%	1,089,527	3.00%	1.12%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	49.24%	50.25%	1,309,634	3.00%	1.35%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.24%	50.25%	1,100,532	3.00%	1.13%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.24%	50.25%	1,045,506	3.00%	1.07%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.24%	50.25%	1,133,548	3.00%	1.16%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.24%	50.25%	891,431	3.00%	0.92%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.24%	50.25%	638,309	3.00%	0.66%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.24%	50.25%	1,518,735	3.00%	1.56%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	49.24%	50.25%	946,458	3.00%	0.97%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.24%	50.25%	792,383	3.00%	0.81%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	49.24%	50.25%	726,351	3.00%	0.75%	8/1/2025	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%	1,514,820	3.00%	1.55%	8/1/2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%	1,111,794	3.00%	1.14%	8/1/2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%	917,230	3.00%	0.94%	8/1/2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%	1,111,794	3.00%	1.14%	8/1/2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%	1,264,666	3.00%	1.30%	8/1/2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%	1,167,384	3.00%	1.20%	8/1/2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%	1,334,153	3.00%	1.37%	8/1/2031	2 five year
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	50.00%	50.00%	1,628,910	3.00%	1.67%	7/1/2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,279,858	3.00%	1.31%	7/1/2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	1.79%	7/1/2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	1.79%	7/1/2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	2,327,014	3.00%	2.38%	7/1/2031	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana 2
IN	8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	50.00%	50.00%	804,694	Varies(3)(4)	0.83%	2029	One 3 years and two 5 years
IN	524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	50.00%	50.00%	423,523	Varies(3)(4)	0.43%	2029	One 3 years and two 5 years
IN	640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	50.00%	50.00%	592,933	Varies(3)(4)	0.61%	2029	One 3 years and two 5 years
IN	11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	50.00%	50.00%	324,701	Varies(3)(4)	0.33%	2029	One 3 years and two 5 years
IN	5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	50.00%	50.00%	543,522	Varies(3)(4)	0.56%	2029	One 3 years and two 5 years
IN	548 South 100 West LLC	The Waters of Hartford City SNF, LLC	50.00%	50.00%	458,817	Varies(3)(4)	0.47%	2029	One 3 years and two 5 years
IN	2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	50.00%	50.00%	776,459	Varies(3)(4)	0.80%	2029	One 3 years and two 5 years
IN	1500 Grant Street LLC	The Waters of Huntington SNF, LLC	50.00%	50.00%	599,991	Varies(3)(4)	0.62%	2029	One 3 years and two 5 years
IN	787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	50.00%	50.00%	705,872	Varies(3)(4)	0.72%	2029	One 3 years and two 5 years
IN	981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	50.00%	50.00%	423,523	Varies(3)(4)	0.43%	2029	One 3 years and two 5 years
IN	317 Blair Pike LLC	The Waters of Peru SNF, LLC	50.00%	50.00%	917,634	Varies(3)(4)	0.94%	2029	One 3 years and two 5 years
IN	815 West Washington Street LLC	The Waters of Rockport SNF	50.00%	50.00%	423,523	Varies(3)(4)	0.43%	2029	One 3 years and two 5 years
IN	612 East 11th Street LLC	The Waters of Rushville SNF	50.00%	50.00%	691,755	Varies(3)(4)	0.71%	2029	One 3 years and two 5 years

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IN	505 West Wolfe Street LLC	The Waters of Sullivan SNF	50.00%	50.00%	656,461	Varies(3)(4)	0.67%	2029	One 3 years and two 5 years
IN	500 East Pickwick Drive LLC	The Waters of Syracuse SNF	50.00%	50.00%	465,876	Varies(3)(4)	0.48%	2029	One 3 years and two 5 years
IN	300 Fairgrounds Road LLC	The Waters of Tipton SNF	50.00%	50.00%	1,058,808	Varies(3)(4)	1.09%	2029	One 3 years and two 5 years
IN	1900 Alber Street LLC	The Waters of Wabash SNF East	50.00%	50.00%	592,933	Varies(3)(4)	0.61%	2029	One 3 years and two 5 years
IN	1720 Alber Street LLC	The Waters of Wabash SNF West	50.00%	50.00%	310,584	Varies(3)(4)	0.32%	2029	One 3 years and two 5 years
IN	300 North Washington Street LLC	The Waters of Wakarusa SNF	50.00	50.00%	938,810	Varies(3)(4)	0.96%	2029	One 3 years and two 5 years
IN	8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	50.00	50.00%	381,171	Varies(3)(4)	0.39%	2029	One 3 years and two 5 years
IN	787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	50.00	50.00%	119,998	Varies(3)(4)	0.12%	2029	One 3 years and two 5 years
IN	612 East 11th Street LLC	The Waters of Rushville ALF, LLC	50.00	50.00%	204,703	Varies(3)(4)	0.21%	2029	One 3 years and two 5 years
IN	505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	50.00	50.00%	225,879	Varies(3)(4)	0.23%	2029	One 3 years and two 5 years
IN	300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	50.00	50.00%	430,582	Varies(3)(4)	0.44%	2029	One 3 years and two 5 years

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/ Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	498,350	Varies between $12,000 and $24,000 annually	0.51%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	50.00%	50.00%	549,884	3.00%	0.56%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%	1,005,313	3.00%	1.03%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	1,038,000	None	1.07%	12/30/2025	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	1,215,483	3.00%	1.25%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	1,260,000	None	1.29%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,575,348	None	1.62%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	1,788,365	3.00%	1.84%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,134,570	3.00%	2.19%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,961,604	None	2.01%	11/1/2027	None
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	50.00%	50.00%	116,676	3.00%	0.12%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	50.00%	50.00%	2,409,998	3.00%	2.48%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,454,187	3.00%	2.52%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%	2,547,712	3.00%	2.62%	2/28/2026	2 five year
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehab center, LLC	50.00%	50.00%	$637,092	None	0.65%	6/1/2031	None

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

(1)	The interests of the two listed related parties are not held through any commonly owned holding companies. Mr. Gubin’s interests are held directly/indirectly by Gubin Enterprises LP. Mr. Blisko’s interests are held by Blisko Enterprises LP and New York Boys Management, LLC.
(2)	Each of the tenants is a limited liability company. The percentages listed reflect the owners’ percentage ownership of the outstanding membership interests in each tenant.
(3)	For the initial two years of the lease there is no escalation, commencing with year three the escalation will be 22.3%, year four the escalation will be 22.8% and for years 5 through maturity the annual escalation will be 2%.
(4)	The tenants have an option to buy the properties after 6 years for $127 million.

Guarantees from Related Parties

As of September 30, 2023, and December 31, 2022 Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company or its subsidiaries.

Balances with Related Parties

	September 30, 2023	December 31, 2022
	(amounts in $000s)
Straight-line rent receivable	$14,617	$11,591
Tenant portion of replacement reserve	$9,265	$10,227
Notes receivable	$7,263	$7,816

Payments from and to Related Parties

	Nine Months ended September 30,		Three Months ended September 30,
	2023	2022	2023	2022
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$40,616	40,328	$14,330	13,099

Other Related Party Relationships

On September 30, 2023 and December 31, 2022, the Company had approximately $1.1 million and $4.7 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

On June 14, 2022, the Company purchased an $8 million note held by Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note was issued by certain unaffiliated tenants. It bears interest at 7% per annum, payable annually. The principal amount of the note becomes payable 120 days after the date on which tenants are first able to exercise the purchase option for the properties contained in their lease. The purchase option becomes exercisable upon the Company’s ability to deliver fee simple title to the properties. The Company does not have the ability to deliver title on September 30, 2023, due to underlying litigation. If the tenants do not exercise the option within this period, then the outstanding balance of the note will thereafter be payable in thirty-six (36) equal monthly installments of principal and interest.

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

		September 30, 2023		December 31, 2022
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$543,194	494,877	$455,415	$454,523
Notes receivable	3	$24,907	23,223	$19,419	$18,479

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On October 30, 2023 the Company entered into a lease agreement to re-tenant the three skilled nursing facilities located in Texas. The lease is for 10 years with annual escalations of 2.5%. The lease will commence on December 1, 2023.

On November 8, 2023, the Company paid off the remaining balance of the Series A Bonds, subject to a $900 prepayment penalty because the Bonds were repaid before the scheduled maturity date of July 2024.

On November 9, 2023, our Board of Directors approved a dividend distribution of $0.12 per share, based on the expected net income for the fourth quarter of 2023. The dividend will be paid on or prior to December 31, 2023.

NOTE 15. Financing Income (Expenses), Net

	Nine months ended September 30,		Three months ended September 30
	2023	2022	2023	2022
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(4,460)	$(5,914)	$(1,803)	$(2,249)
Interest expenses on loans from banks and others	(14,046)	(10,349)	(6,161)	(4,975)
Interest expenses with respect to leases	(54)	(60)	(17)	(19)
Other financing expenses (including related parties), net	(247)	(97)	(150)	(38)
Total financing expenses	$(18,807)	$(16,420)	$(8,131)	(7,281)
Financing income	$824	$518	$266	418
Interest Expense, Net	$(17,983)	$(15,902)	$(7,865)	(6,863)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 98 healthcare properties with an aggregate of 12,203 licensed beds. We hold fee title to 97 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of September 30, 2023, the aggregate annualized average base rent under the leases for our properties was approximately $97.0 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 12.5% of the outstanding OP units.

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

During February 2023, the Company issued an additional NIS 40.0 million in par value of Series C Bonds and received a gross amount of $10.7 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%.

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

On June 19, 2023, the Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. See Notes 7 to the Consolidated Condensed Financial Statements included under Item 1 to this Form 10-Q.

On August 25, 2023, the Company acquired 24 healthcare facilities located in Indiana (the “Indiana Facilities”) for $102.0 million. The 24 facilities are comprised of 19 skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed.

The Company closed on the acquisition utilizing its own working capital and funds provided by a third-party lender. Under the Purchase and Sale Agreement, the Company has made a loan of approximately $6.5 million to the sellers, which was paid off on October 25, 2023.

The Indiana Facilities are currently leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants are required to pay annual rent, on a triple net basis, commencing on December 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases as follows: For the initial two years of the lease there is no escalation, commencing with year three the escalation will be 22.3%, year four the escalation will be 22.8% and for years 5 through maturity the annual escalation will be 2%. The master lease has an initial term of seven years and the tenants have three options to extend the lease. The first option is for 3 years, the two remaining options are for 5 years each. The tenants have an option to buy the properties after 6 years for $127 million. The material terms of the master lease was not modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments will include principal based on a 20-year amortization schedule, with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2023, the rate was 8.83%). As of September 30, 2023, total amount outstanding was $66.0 million. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities). See note 4 to the financial statements included in Item 1 of Part I of this Firm 10-Q.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases or to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 64 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended September 30,		Increase /	Percentage
(amounts in thousands except per share data)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$25,771	$24,235	$1,536	6.3%

Expenses:
Depreciation	6,534	6,335	199	3.1%
Amortization	757	757	-	-
General and administrative expenses	1,560	730	830	113.7%
Property and other taxes	3,717	3,873	(156)	(4.0%)
Facility rent expenses	147	139	8	5.8%
Provision for credit losses	-	(5,100)	5,100	100%
Total Expenses	12,715	6,734	5,981	88.8%
Interest expense, net	7,865	6,863	1,002	14.6%
Amortization of interest expense	148	129	19	14.7%
Mortgage insurance premium	420	426	(6)	(1.4%)
Total Interest Expenses	8,433	7,418	1,015	13.7%
Other income (loss)
Foreign currency transaction gain (loss)	81	(833)	914	109.7%
Net income	4,704	9,250	(4,546)	(49.1%)
Net income attributable to non-controlling interest	(4,115)	(8,232)	(4,117)	(50.0%)
Net income attributable to common stockholders	589	1,018	(429)	(42.1%)
Basic and diluted income per common share	$0.09	$0.17	(0.08)	(47.1%)

Rental revenues: The increase in Rental Revenues of $1.5 million or 6.3% is due to additional rental income received from the August 2023 acquisition of the Indiana Facilities, increased rent due to lease renewals and increased property taxes collected from tenants.

Depreciation and Amortization: The increase in depreciation of $0.20 million or 3.1% relates to the depreciation associated with the Indiana Acquisition and which was offset by certain equipment and personal property having been fully depreciated between the quarters ended September 30, 2023, and September 30, 2022.

General and administrative expenses: The increase in general and administrative expenses of $0.8 million or 113.7% reflects non-capitalized expenses related to the acquisition of the Indiana Facilities, and increased corporate salaries and expenses.

Property and other taxes: The decrease in property taxes of $0.2 million or 4.0% was primarily due to one property which is now subject to a triple-net lease.

Provision for credit losses: The decrease in the provision for credit losses of $5.1 million or 100.0% was related to the Company’s collection of bad debt resulting from the sale of 4 foreclosed properties in Massachusetts during the three-month period ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $1.0 million or 14.6% was primarily due to additional debt service related to Series D Bonds, a second commercial bank loan facility the Company received in August 2023, an increase in the floating rate on the Company’s commercial bank loan facilities and additional interest incurred as a result of the issuance of Series C Bonds in 2023.

Net Income: The decrease in net income of $4.5 million or 49.1% was primarily a result a reduction in provision for credit losses of $5.1 million included in last year’s net income, higher general and administrative expenses and the increase in interest expenses partially offset by higher rental income.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended September 30,		Increase /	Percentage
(amounts in thousands)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$74,325	$68,972	$5,353	7.8%

Expenses:

Depreciation	18,995	19,386	(391)	(2.0%)
Amortization	2,271	2,271	-	-
Loss on real estate investment impairment	2,451	-	2,451	100.0%
General and administrative expenses	3,974	4,150	(176)	(4.2%)
Property and other taxes	11,152	9,494	1,658	17.5%
Facility rent expenses	419	398	21	5.3%
Provision for credit losses	-	(4,437)	4,437	(100.0%)
Total Expenses	39,262	31,262	8,000	25.6%
Interest expense, net	17,983	15,902	2,081	13.1%
Amortization of interest expense	401	317	84	26.5%
Mortgage Insurance Premium	1,253	1,287	(34)	(2.6%)
Total Interest Expenses	19,637	17,506	2,131	12.2%
Other (loss) income
Miscellaneous Expense	(982)	-	(982)	100.0%
Foreign currency transaction gain (loss)	81	(10,932)	11,013	100.7%

Net Income	14,525	9,272	5,253	56.7%
Net income attributable to non-controlling interest	(12,743)	(8,252)	(4,491)	54.4%
Net Income Attributable to common stockholders	1,782	1,020	762	74.7%
Basic and diluted income per common share	$0.28	$0.17	0.11	64.7%

Rental revenues: The increase in rental revenue of $5.4 million or 7.8% was due to additional rental income arising from the renegotiation of certain leases, the receipt of rent from the acquisition of 24 facilities and additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: The decrease in depreciation of $0.4 million or 2.0% was primarily due to certain equipment and personal property having been fully depreciated.

Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value.

General and administrative: The decrease in general and administrative of $0.2 million or 4.2% was primarily a result of lower operating expenses incurred in the period ended September 30, 2023.

Property and other taxes: The increase in property taxes of $1.7 million or 17.5% was primarily due to increases in real estate taxes and franchise taxes partially as a result of the acquisition of the Indiana Facilities.

Provision for credit losses: The decrease in the provision for credit losses of $4.4 million or 100% was primarily related to the Company’s collection of bad debt due from the sale of 4 foreclosed properties in Massachusetts during the nine month period ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $2.1 million or 13.1% was primarily related to additional interest payments for Series D Bonds, a second commercial bank loan facility obtained in connection with the acquisition of the Indiana Facilities, increases in the floating rate on the Company’s commercial bank loan facilities and additional interest on Series C Bonds that were issued in 2023.

Miscellaneous Expense: The increase in miscellaneous expense of $1.0 million was the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Foreign Currency Transaction Gain (Loss): The foreign currency transaction gain (loss) in 2022 of $11.0 million was the result of the repayment of the Series B Bonds . In 2023, the Company realized a $0.1 million foreign currency transaction gain during the 3rd quarter. These gains and losses are the result of changes in the value of the U.S. dollar relative to the New Israeli Shekel (NIS).

Net Income: The increase in net income of $5.3 million in 2023 was due to the increase in rental income, decrease in general and administrative expenses and the decline in realized foreign currency losses offset by increased depreciation and amortization, impairment of a real estate investment, the decline in collection of bad debt and increased interest expenses.

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

As of September 30, 2023, we had cash and cash equivalents and restricted cash and equivalents of $35.0 million. We also had the ability to offer an additional $99.9 million in Series C Bonds and an additional $77.7 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of September 30, 2023, on a Condensed Consolidated basis, we had total indebtedness of approximately $543.2 million, consisting of $273.3 million in HUD guaranteed debt, $104.2 million in net Series A Bonds, Series C Bonds and Series D bonds outstanding and $165.7 million in commercial mortgages loans. Under our Bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2028 we will be required to make four balloon payments under our debt, consisting of a payment of $49.9 million due under the Series C Bonds in 2026, a payment of $35.2 million due under the Series D Bonds in 2026, a payment of $86.1 million due under our commercial bank mortgage loan facility due in 2027 and a payment of $60.7 million due under our commercial bank mortgage loan facility due in 2028. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

The Company believes that its overall level of indebtedness is appropriate for the Company’s business in light of its cash flow from operations and value of its properties and is generally typical for owners of multiple healthcare properties. The Company expects to generate sufficient positive cash flow from operations to meet its current debt service obligations and the distribution requirements for maintaining REIT status, and to be able to refinance its debt to the extent necessary to meet its balloon payment obligations.

Cash Flows

The following table presents selected data from our Condensed Consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

(amounts in thousands)
Net cash provided by operating activities	$42,006	$37,421
Net cash used in investing activities	(113,550)	(8,469)
Net cash provided by (used in) financing activities	60,860	(43,850)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(10,684)	(14,898)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	45,704	52,128
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$35,020	$37,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities for the nine months ended September 30, 2023, was $42.0 million and primarily comprised of net earnings of $14.5 million adjusted by depreciation and amortization of $21.3 million, a loss on real estate impairment of $2.5 million and an increase in accounts payable and accrued liabilities and other liabilities of $6.5 million. Net cash provided by operating activities for the nine months ended September 30, 2022, was $37.4 million primarily consisted of net earnings of $9.3 million adjusted by depreciation and amortization of $21.7 million and a foreign currency transaction loss of 10.9 million, offset by a decrease in accounts payable and accrued liabilities of $5.9 million.

Cash used in investing activities for the nine months ended September 30, 2023, was comprised of the acquisition of 25 new facilities in Indiana and Kentucky for $108.0 million and an increase of $6.5 million in note receivables offset by $0.5 million of principal payments on notes receivable. Net cash used in investing activities for the nine months ended September 30, 2022, of $8.5 million was primarily due to funding the purchase of a note receivable from an affiliate.

Cash provided by financing activities for the nine months ended September 30, 2023, were primarily comprised of a private placement of Series C Bonds which netted $10.9 million, issuance of Series D Bonds which netted $22.4 million, a private placement of Series D Bonds which netted $19.1 million, a new HUD loan of $3.2 million and a commercial bank facility of $66 million. These amounts were offset by $15.3 million in principal debt payments, dividends paid to common shareholders of $2.1 million, a $15.2 million distribution to the holders of OP units in our operating partnership and repayment of non-controlling interest redemption liability of $15.8 million. Cash flows used in financing activities for the nine months ended September 30, 2022, were primarily comprised of $106.0 million in principal bond payments, a $10.9 million in distribution to the non-controlling holders and a decrease of $30.5 million in net borrowings as a result of $105.0 million new borrowing under a mortgage loan facility.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of September 30, 2023, we had non-recourse mortgage loans of $273.3 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of September 30, 2023, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2023, the rate was 8.83%). As of September 30, 2023, and December 31, 2022, total outstanding principal amount was $99.71 million and $102.39 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2023, the rate was 8.83%). As of September 30, 2023, total amounts outstanding was $66.0 million. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities). See note 4 of the financial statements included in Part I to this Form 10-Q.

The loan agreements covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of September 30, 2023, the Company was in compliance with the loan covenants.

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

As of September 30, 2023, the outstanding principal amount of the Series A Bonds was NIS 37.5 million ($9.2 million). The Company paid off the Series A Bonds on November 8, 2023.

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at September 30, 2023.

As of September 30, 2023, the outstanding principal amount of the Series C Bonds was NIS 220.5 million ($57.66 million).

The Series C Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Series D Bonds

On June 19, 2023, the Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. See Notes 7 to the Financial Statements included under Item 1 to this Form 10-Q .

As of September 30, 2023, the outstanding principal amount of the Series D Bonds was NIS 152.9 million ($40.0 million).

The Series D Bonds are traded on the TASE.

Summary of fixed and variable loans

	September 30,	December 31,
	2023	2022
	(Amounts in $000s)
Fixed rate loans	$380,747	$351,566
Variable rate loans	165.713	105,225
Gross Notes Payable and other Debt	$546,460	$456,791

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

The following table reconciles our calculations of FFO and AFFO for the nine and three months ended September 30, 2023 and 2022, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
(dollars in $1,000s)
Net income	$14,525	$9,272	$4,704	$9,250
Depreciation and amortization	21,266	21,657	7,291	7,092
Funds from Operations	35,791	30,929	11,995	16,342
Adjustments to FFO:
Straight-line rent	(1,232)	(2,138)	(445)	(2,284)
Straight-line rent receivable write-off(2)	-	1,075	-	1,075
Foreign currency transaction (gain) loss	(81)	10,932	(81)	833
Loss on real estate investment impairment	2,451	-	-	-
Provision for credit losses(1)	-	(4,437)	-	(5,100)
Contract cancellation expense for proposed financing(3)	1,000	-	-	-

Funds from Operations, as Adjusted	$37,929	$36,361	$11,469	$10,866

(1) The Company recovered $4.4 million with respect to foreclosure sales of assets in Massachusetts.

(2) The Company recognized a loss of $1.1 million in the second quarter 2022 due to the write-off of straight-line rent receivables related to the Western Illinois facilities.

(3) The Company incurred a non-recurring expense of $1.0 million in the second quarter of 2023 in connection with the cancellation of a contract with an investment banking firm related to a proposed financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On October 30, 2023 the Company entered into a lease agreement to re-tenant the three skilled nursing facilities located in Texas. The lease is for 10 years with annual escalations of 2.5%. The lease will commence on December 1, 2023.

On November 8, 2023, the Company paid off the remaining balance of the Series A Bond, subject to a $900 prepayment penalty because the Company repaid the Series A Bonds prior to the scheduled maturity date of July 2024.

On November 9, 2023, our Board of Directors approved a dividend distribution of $0.12 per share. The dividend will be paid on or prior to December 29, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report on 10-K filed on March 27, 2023, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2023.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of September 30, 2023, we had $9.2 million net outstanding under our Series A Bonds, which bear interest at a fixed rate of 6.4% per annum, $56.0 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $40.0 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $439.0 million in senior debt notes, of which $273.3 million are HUD guaranteed debt at a fixed interest rate of 3.91% and $165.7 million (30.3% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2023 the rate was 8.83%). As of September 30, 2023, one-month SOFR was 5.33%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for OP Units in our operating partnership. During the quarter ended September 30, 2023, Company issued an aggregate of 63,658 shares of our common stock in exchange for an equivalent number of OP Units.

Item 6. Exhibits

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: November 13, 2023	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: November 13, 2023	By:	/s/ Nahman Eingal
	Name:	Nahman Eingal
	Title:	Chief Financial Officer

