Form 10-K
period 2023-12-31
Strawberry Fields REIT, Inc.
filed 2024-03-19
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (574) 807-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par value $0.0001 per share	STRW	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:$38,040,290

As of March 19, 2024, there were 6,474,175 shares of the registrant’s common stock outstanding.

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

“SNF” means a skilled nursing facility.

“Series A Bonds” means the Series A Bonds issued by the BVI Company, which were first offered to the public in Israel in 2015. The Series A Bonds were repaid in full during the year ended December 31, 2023.

“Series C Bonds” means the Series C Bonds issued by the BVI Company, which were first offered to the public in Israel on July 28, 2021. As of December 31, 2023, the Series C Bonds had an outstanding principal balance of approximately $60.8 million.

“Series D Bonds” means the Series D Bonds issued by the BVI Company, which were first offered to the public in Israel on June 19, 2023. In July 2023, the BVI Company issued an additional NIS 70.0 million ($19.2 million) in Series D Bonds. As of December 31, 2023, the Series D Bonds had an outstanding principal balance of approximately $42.2 million.

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

ITEM 1. Business

We are a self-managed and self-administered real estate company that specializes in the acquisition, ownership and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of the date of this Form 10-K, our portfolio consisted of 100 healthcare properties with an aggregate of 12,449 licensed beds. We hold fee title to 97 of these properties and hold three properties under long-term leases. These properties are located across Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. Our 100 properties comprise 109 healthcare facilities, consisting of 99 skilled nursing facilities, 8 assisted living facilities and 2 long-term acute care hospitals.

We generate substantially all of our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Our properties are currently leased to 109 tenants under 32 lease agreements. Approximately 80.7% of our properties are held under a master lease which provides for cross default provisions, cross collateralization and diversification of risk. As of the date of this Form 10-K, our average remaining initial lease term is 6.4 years with average annual rent escalators of 2.7%. Most of our leases include two 5-year renewal options to extend the term.

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operation of such facilities. As of the date of this Form 10-K, the aggregate annualized average base rent for the expected life of the leases for our properties was approximately $102.3   million.

Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team. As of the date of this Form 10-K, 64 facilities representing 67.3% of our annualized base rent are leased to and operated by related parties that are affiliates of Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors. These properties are operated by affiliates of Infinity Healthcare Management (“Infinity Healthcare”), a healthcare consulting business, beneficially owned by Mr. Gubin and Mr. Blisko/. Infinity Healthcare and its affiliates are one of the largest groups of operators of skilled nursing facilities in the Midwest with over 10,000 beds. Our relationship with Infinity Healthcare provides us with unmatched insight into operating trends and industry developments. Additionally, our relationship with Infinity Healthcare provides us with operating flexibility with regard to evaluating potential new acquisitions or better understanding of operational issues pertaining to underperforming tenants.

Since January 2017 we have grown significantly through acquisitions, having purchased 52 properties, with an aggregate purchase price of approximately $335.1 million and weighted average lease yield of 15.0%. The weighted average lease yield is calculated as the annualized average annual base rent for the expected life of the leases divided by total purchase price. Since 2017, our aggregate annualized average base rent for the expected life of the leases for our properties has grown at an approximate 10.2% CAGR from $57.1 million in fiscal year 2017 to $102.3 million as of the date of this Form 10-K. In addition, our Adjusted EBITDA and FFO from 2018 to 2023 grew at an approximate 10.4% and 18.6% CAGR, respectively. During that period, we expanded our geographic footprint from six states to nine states.

From January 1, 2023, through March 19, 2024, we acquired 25 skilled nursing and assisted living facilities for a total cost of $108.0 million (including finder fees and leasehold improvements), which includes capitalized acquisition costs. In addition to these acquisitions, we leased two facilities which we expect to acquire in Q2 2024. These acquisitions and leases are expected to generate initial annual cash revenues of approximately $0.45 million.

Our management team has extensive experience in acquiring, owning, financing, operating and leasing skilled nursing facilities and other types of healthcare properties. The team is led by Moishe Gubin, our Chief Executive Officer and Chairman of our Board of Directors, Greg Flamion, our Chief Financial Officer, and Jeffrey Bajtner who serves as our Chief Investment Officer. Combined, this team has over 50 years of experience investing in real estate and particularly in healthcare related real estate and operating companies. Mr. Gubin began his career working at a skilled nursing operator in 1998 and developed in-depth knowledge of the business before purchasing his first skilled nursing facility in 2003. Mr. Gubin has successfully raised equity and debt capital to facilitate over 125 real estate related/healthcare related acquisitions totaling over $1.2 billion in gross investment. In addition, our management team has extensive experience as operators of, and healthcare consultants to, skilled nursing facilities, having managed and operated over 90 skilled nursing facilities, including 65 of our current tenants. We believe our management team’s unique experience across both skilled nursing operations and real estate and its extensive knowledge of the skilled nursing industry position us favorably to take advantage of healthcare investment opportunities. Additionally, our deep and broad relationships with industry operators have allowed us to identify and acquire skilled nursing facilities to which many of our competitors do not have access.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through Strawberry Fields Realty, L.P. (the “Operating Partnership”). We are the general partner of the Operating Partnership and own approximately 12.6% of the outstanding OP units. To maintain REIT status, we must meet certain organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

Our Industry

The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:

●	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past. The same trend is impacting ALFs, which are now generally serving some patients who previously would have received services at SNFs.

●	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities.

●	Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the Valuation & Information Group, which provides appraisal and market reports for the industry, the nursing home industry is currently comprised of approximately 14,800 facilities, as compared with over 16,700 facilities as of December 2000. Supply of new facilities is limited due to certificate of need restrictions. 71% of states have certificate of need restrictions., We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing providers due to the shift of patient care to lower cost settings and an aging population to meet the growing need for post-acute healthcare.

●	Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals aged 75 and older. The 2020 U.S. Census reported that there were over 56 million people in the United States in 2020 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $196.8 billion in 2020, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $266 billion in 2028. Although skilled nursing and seniors housing occupancy rates have declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for skilled nursing services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.

Tenants and Operators

Our properties are currently leased to 109 tenants under 32 lease agreements. Our leases include 11 master lease agreements that cover 88 facilities leased to 88 tenants, with the remaining 21 leases each covering a single facility leased to one tenant. 65 of our tenants are related parties.

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

The following table contains information regarding our healthcare facility portfolio by tenant, as of March 19, 2024.

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease IN
1020 West Vine St, LLC	The Waters of Princeton II, LLC	Princeton	IN	SNF	95	2025	32,571	100%	1,045,506	1.02%	32.10
12803 Lenover Street Realty, LLC	The Waters of Dillsboro - Ross II, LLC	Dillsboro	IN	SNF	123	2025	67,851	100%	1,353,656	1.32%	19.95
1350 North Todd St, LLC	The Waters of Scottsburg II, LLC	Scottsburg	IN	SNF	99	2025	28,050	100%	1,089,528	1.06%	38.84
1600 East Liberty Street Realty, LLC	The Waters of Covington II, LLC	Covington	IN	SNF	119	2025	40,821	100%	1,309,634	1.28%	32.08
1601 Hospital Dr Realty, LLC	The Waters of Greencastle II, LLC	Greencastle	IN	SNF	100	2025	31,245	100%	1,100,533	1.08%	35.22
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II, LLC	Huntingburg	IN	SNF	95	2025	45,156	100%	1,045,506	1.02%	23.15
2055 Heritage Dr Realty, LLC	The Waters of Martinsville II, LLC	Martinsville	IN	SNF	103	2025	30,060	100%	1,133,549	1.11%	37.71
3895 Keystone Ave Realty, LLC	The Waters of Indianapolis II, LLC	Indianapolis	IN	SNF	81	2025	25,469	100%	891,432	0.87%	35.00
405 Rio Vista Lane Realty, LLC	The Waters of Rising Sun II, LLC	Rising Sun	IN	SNF	58	2025	16,140	100%	638,309	0.62%	39.55
950 Cross Ave Realty, LLC	The Waters of Clifty Falls II, LLC	Madison	IN	SNF	138	2025	39,438	100%	1,518,736	1.48%	38.51
958 East Highway 46 Realty, LLC	The Water of Batesville II, LLC	Batesville	IN	SNF	86	2025	59,582	100%	946,458	0.92%	15.88
2400 Chateau Drive Realty LLC	The Waters of Muncie II, LLC	Muncie	IN	SNF	72	2025	22,350	100%	792,384	0.77%	35.45
Big H2O	The Waters of Newcastle II, LLC (2)	New Castle	IN	SNF	66	2025	24,860	100%	726,352	0.71%	29.22
Master Lease 253, Alton, Midwest
253 Bradington Drive, LLC	Bria of Columbia	Columbia	IL	SNF	119	2032	43,189	100%	410,821	0.40%	9.51
3523 Wickenhauser, LLC	Bria of Alton	Alton	IL	SNF	181	2032	44,840	100%	624,862	0.61%	13.94
727 North 17th St, LLC	Bria of Belleville	Belleville	IL	SNF	180	2032	50,650	100%	621,410	0.61%	12.27
107 South Lincoln Street LLC	Bria of Smithton	Smithton
1623 West Delmar Ave, LLC	Bria of Godfrey	Godfrey	IL	SNF	68	2032	15,740	100%	234,755	0.23%	14.91
393 Edwardsville Road LLC	Bria of Wood River	Wood River	IL	SNF	106	2032	29,491	100%	365,941	0.36%	12.41
Master Lease Landmark
8200 National Ave Realty, LLC	Landmark of Midwest City Nursing and Rehab	Midwest City	OK	SNF	106	2032	39,789	100%	1,072,382	1.05%	26.95
8200 National Ave Realty, LLC	Landmark of Midwest City Hospital	Midwest City	OK	LTACH	31	2032	49,319	100%	313,621	0.31%	6.36
911 South 3rd St Realty LLC	Chalet Of Niles	Niles	MI	SNF	100	2032	31,895	100%	1,011,681	0.99%	31.72
1015 Magazine Street, LLC	Landmark of River City Rehabilitation and Nursing Center	Louisville	KY	SNF	92	2032	36,050	100%	930,747	0.91%	25.82
900 Gagel Avenue, LLC	Landmark of Iroquois Park Rehabilitation and Nursing Center	Louisville	KY	SNF	120	2032	36,374	100%	1,214,018	1.18%	33.38
308 West Maple Avenue, LLC	Landmark of Lancaster Rehabilitation and Nursing Center	Lancaster	KY	SNF	96	2032	42,438	100%	971,214	0.95%	22.89
1155 Eastern Parkway, LLC	Landmark of Louisville Rehabilitation and Nursing Center	Louisville	KY	SNF	252	2032	106,250	100%	2,549,437	2.48%	23.99
203 Bruce Court, LLC	Landmark of Danville Rehabilitation and Nursing Center	Danville	KY	SNF	90	2032	26,000	100%	910,513	0.89%	35.02
203 Bruce Court, LLC	Goldenrod Village Assisted Living Center	Danville	KY	ALF	16	2032	19,500	100%	161,869	0.16%	8.30
203 Bruce Court, LLC	Hillside Suites Independent Living Center	Danville	KY	Independent Living	0	2032	1,000		-	0.00%	-
120 Life Care Way, LLC	Landmark of Bardstown Rehabilitation and Nursing Center	Bardstown	KY	SNF	100	2032	36,295	100%	1,011,681	0.99%	27.87
1033 North Highway 11, LLC	Landmark of Laurel Creek Rehabilitation and Nursing Center	Manchester	KY	SNF	106	2032	32,793	100%	1,072,382	1.05%	32.70
945 West Russell Street, LLC	Landmark of Elkhorn City Rehabilitation and Nursing Center	Elkhorn City	KY	SNF	106	2032	31,637	100%	1,072,382	1.05%	33.90
420 Jett Drive, LLC	Landmark of Breathitt County Rehabilitation and Nursing Center, LLC	Jackson	KY	SNF	120	2032	32,581	100%	1,214,018	1.19%	37.26
1253 Lake Barkley Drive, LLC	Landmark of Kuttawa, A Rehabilitation & Nursing Center	Kuttawa	KY	SNF	65	2032	37,892	100%	657,593	0.64%	17.35

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease Ohio									-
3090 Five Points Hartford Realty, LLC	Continent Healthcare Co - Hartford	Fowler	OH	SNF	54	2025	15,504	100%	196,012	0.19%	12.64
3121 Glanzman Rd Realty, LLC	Continent Healthcare Co - Toledo	Toledo	OH	SNF	84	2025	24,087	100%	304,908	0.30%	12.66
620 West Strub Rd Realty, LLC	Continent Healthcare Co - Sandusky	Sandusky	OH	SNF	50	2025	18,984	100%	181,493	0.18%	9.56
4250 Sodom Hutchings Road Realty, LLC	Continent Healthcare Co - Cortland	Cortland	OH	SNF	50	2025	14,736	100%	181,493	0.18%	12.32
Master Lease TN 1
115 Woodlawn Drive, LLC	Lakebridge a Waters Community, LLC	Johnson City	TN	SNF	109	2031	37,734	100%	1,463,458	1.43%	38.78
146 Buck Creek Road, LLC	Waters of Roan Highlands, LLC	Roan Mountain	TN	SNF	80	2031	30,139	100%	1,074,097	1.05%	35.64
704 5th Avenue East, LLC	Waters of Springfield, LLC	Springfield	TN	SNF	66	2031	19,900	100%	886,130	0.87%	44.53
2501 River Road, LLC	Waters of Cheatham, LLC	Ashland City	TN	SNF	80	2031	37,953	100%	1,074,097	1.05%	28.30
202 Enon Springs East, LLC	Waters of Smyrna, LLC	Smyrna	TN	SNF	91	2031	34,070	100%	1,221,786	1.19%	35.86
140 Technology Lane, LLC	Waters of Johnson City, LLC	Johnson City	TN	SNF	84	2031	34,814	100%	1,127,802	1.10%	32.40
835 Union Street, LLC	Waters of Shelbyville, LLC	Shelbyville	TN	SNF	96	2031	44,327	100%	1,288,917	1.26%	29.08
Master Lease TN 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community	Johnson City	TN	SNF	84	2031	27,100	100%	1,628,910	1.59%	60.11
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center	McKenzie	TN	SNF	66	2031	22,454	100%	1,279,858	1.25%	57.00
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center	Memphis	TN	SNF	90	2031	51,565	100%	1,745,261	1.71%	33.85
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center	Sweetwater	TN	SNF	90	2031	30,312	100%	1,745,261	1.71%	57.58
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center	Bristol	TN	SNF	120	2031	53,913	100%	2,327,014	2.26%	43.16
Master Lease AR
5301 Wheeler Avenue, LLC	The Blossoms at Fort Smith	Fort Smith	AR	SNF	117	2028	41,490	100%	821,950	0.80%	19.81
414 Massey Avenue, LLC	The Blossoms at Mountain View Assisted Living	Mountain View	AR	ALF	32	2028	12,548	100%	224,807	0.22%	17.92
706 Oak Grove Street, LLC	The Blossoms at Mountain View	Mountain View	AR	SNF	97	2028	31,586	100%	681,445	0.67%	21.57
8701 Riley Drive, LLC	The Blossoms at Woodland Hills	Little Rock	AR	SNF	140	2028	61,543	100%	983,530	0.96%	15.98
1516 Cumberland Street, LLC	The Blossoms at Cumberland	Little Rock	AR	SNF	120	2028	82,328	100%	843,025	0.82%	10.24
5720 West Markham Street, LLC	The Blossoms at Midtown	Little Rock	AR	SNF	154	2028	56,176	100%	1,081,883	1.06%	19.26
2501 John Ashley Drive, LLC	The Blossoms at North Little Rock	Little Rock	AR	SNF	140	2028	65,149	100%	983,530	0.96%	15.10
1513 South Dixieland Road, LLC	The Blossoms at Rogers	Rogers	AR	SNF	110	2028	32,962	100%	772,773	0.76%	23.44
826 North Street, LLC	The Blossoms at Stamps	Stamps	AR	SNF	94	2028	30,924	100%	660,370	0.65%	21.35

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease AR SF LLC
326 Lindley Lane, LLC	The Blossoms at Newport	Newport	AR	SNF	120	2029	49,675	100%	850,639	0.83%	17.12
2821 West Dixon Road, LLC	The Blossoms at West Dixon	Little Rock	AR	SNF	140	2029	42,825	100%	992,412	0.97%	23.17
2821 West Dixon Road, LLC	The Blossoms at West Dixon Assisted Living	Little Rock	AR	ALF	32	2029	7,557	100%	226,837	0.22%	30.02
552 Golf Links Road, LLC	The Blossoms at Hot Springs	Hot Springs	AR	SNF	152	2029	30,372	100%	1,077,476	1.05%	35.48
Master Lease IN 2 SF LLC
8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	Indianapolis	IN	SNF	114	2029	41,400	100%	1,023,207	1.00%	24.72
524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	Chesterfield	IN	SNF	60	2029	21,900	100%	538,530	0.53%	24.59
640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	Columbia City	IN	SNF	84	2029	30,462	100%	753,942	0.74%	24.75
11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	Dunkirk	IN	SNF	46	2029	19,800	100%	412,873	0.40%	20.85
5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	Ft. Wayne	IN	SNF	77	2029	31,500	100%	691,113	0.68%	21.94
548 South 100 West LLC	The Waters of Hartford City SNF, LLC	Hartford City	IN	SNF	65	2029	22,400	100%	583,407	0.57%	26.04
2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	Hobart	IN	SNF	110	2029	43,854	100%	987,305	0.96%	22.51
1500 Grant Street LLC	The Waters of Huntington SNF, LLC	Huntington	IN	SNF	85	2029	44,957	100%	762,917	0.75%	16.97
787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	Lagrange	IN	SNF	100	2029	31,133	100%	897,550	0.88%	28.83
981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	Middletown	IN	SNF	60	2029	18,500	100%	538,530	0.53%	29.11
317 Blair Pike LLC	The Waters of Peru SNF, LLC	Peru	IN	SNF	130	2029	60,230	100%	1,166,815	1.14%	19.37
815 West Washington Street LLC	The Waters of Rockport SNF	Rockport	IN	SNF	60	2029	25,000	100%	538,530	0.53%	21.54
612 East 11th Street LLC	The Waters of Rushville SNF	Rushville	IN	SNF	98	2029	16,572	100%	879,599	0.86%	53.08
505 West Wolfe Street LLC	The Waters of Sullivan SNF	Sullivan	IN	SNF	93	2029	15,600	100%	834,721	0.82%	53.51
500 East Pickwick Drive LLC	The Waters of Syracuse SNF	Syracuse	IN	SNF	66	2029	26,000	100%	592,383	0.58%	22.78
300 Fairgrounds Road LLC	The Waters of Tipton SNF	Tipton	IN	SNF	150	2029	30,970	100%	1,346,325	1.32%	43.47
1900 Alber Street LLC	The Waters of Wabash SNF East	Wabash	IN	SNF	84	2029	29,762	100%	753,942	0.74%	25.33
1720 Alber Street LLC	The Waters of Wabash SNF West	Wabash	IN	SNF	44	2029	12,956	100%	394,922	0.39%	30.48
300 North Washington Street LLC	The Waters of Wakarusa SNF	Wakarusa	IN	SNF	133	2029	48,000	100%	1,193,741	1.17%	24.87
8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	Indianapolis	IN	ALF	54	2029	43,900	100%	484,677	0.47%	11.04
787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	Lagrange	IN	ALF	17	2029	20,756	100%	152,583	0.15%	7.35
612 East 11th Street LLC	The Waters of Rushville ALF, LLC	Rushville	IN	ALF	29	2029	11,048	100%	260,289	0.25%	23.56
505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	Sullivan	IN	ALF	32	2029	10,400	100%	287,216	0.28%	27.62
300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	Wakarusa	IN	ALF	61	2029	48,630	100%	547,505	0.54%	11.26
Master Lease TX
1621 Coit Road Realty, LLC	Landmark of Plano Nursing and Rehab	Plano	TX	SNF	160	2033	74,718	100%	723,520	0.71%	9.68
5601 Plum Creek Drive Realty, LLC	Landmark of Amarillo Nursing and Rehab	Amarillo	TX	SNF	99	2033	90,046	100%	447,678	0.44%	4.97
2301 North Oregon Realty, LLC	Grace Point Wellness Center	El Paso	TX	SNF	182	2033	19,895	100%	823,004	0.80%	41.37

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehab, LLC	Chicago	IL	SNF	190	2026	37,100	100%	1,005,313	0.98%	27.10
Momence Meadows Realty, LLC	Momence Meadows Nursing & Rehab Center, LLC	Momence	IL	SNF	140	2025	37,139	100%	1,038,000	1.01%	27.95
Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehab center, LLC	Oak Lawn	IL	SNF	143	2028	37,854	100%	1,083,048	1.06%	28.61
Forest View Nursing Realty, LLC	Forest View Rehab and Nursing center, LLC	Itasca	IL	SNF	144	2024	34,152	100%	1,215,483	1.19%	35.59
Lincoln Park Holdings, LLC	Lakeview Rehab and Nursing center, LLC	Chicago	IL	SNF	178	2031	34,362	100%	1,260,000	1.23%	36.67
Continental Realty, LLC	Continental Nursing and Rehab, LLC	Chicago	IL	SNF	208	2031	53,653	100%	1,575,348	1.54%	29.36
Westshire Realty, LLC	City View Multi care Center LLC	Cicero	IL	SNF	485	2025	124,020	100%	1,788,365	1.75%	14.42
Belhaven Realty, LLC	Belhaven Nursing and Rehab, LLC	Chicago	IL	SNF	221	2026	60,000	100%	2,134,570	2.08%	35.58
West Suburban Nursing Realty, LLC	West Suburban Nursing & Rehab Center, LLC	Bloomingdale	IL	SNF	259	2027	70,314	100%	1,961,604	1.92%	27.90
Niles Nursing Realty, LLC	Niles Nursing & Rehab, LLC	Niles	IL	SNF	304	2026	46,480	100%	2,409,998	2.35%	51.85
Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing & Rehab Center, LLC	Chicago	IL	SNF	318	2024	94,018	100%	2,454,187	2.40%	26.10
Midway Neurological and Rehab Realty, LLC	Midway Neurological and Rehab Center, LLC	Bridgeview	IL	SNF	404	2026	120,000	100%	2,547,713	2.49%	21.23
516 West Frech St, LLC	Parker Nursing and Rehab, LLC	Streator	IL	SNF	102	2031	24,979	100%	498,351	0.49%	19.95
4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	East Moline	IL	SNF	245	2030	104,000	100%	478,959	0.47%	4.61
1316 North Tibbs Avenue Realty LLC	West Park a water community	Indianapolis	IN	SNF	89	2024	26,572	100%	549,885	0.54%	20.69
1585 Perry Worth Rd, LLC	Waters of Lebanon LLC	Lebanon	IN	SNF	64	2027	32,650	100%	116,678	0.11%	3.57
2301 North Oregon Realty, LLC	Specialty Hospital Management	El Paso	TX	LTACH	32	2029	24,660	100%	1,050,853	1.03%	42.61
9209 Dollarway Road, LLC	The Blossoms at White Hall	White Hall	AR	SNF	120	2029	45,771	100%	843,022	0.82%	18.42
9300 Ballard Rd Realty, LLC	Zahav of DesPlaines	Des Plaines	IL	SNF	231	2033	70,556	100%	1,302,479	1.26%	18.46
100 Netherland Lane, LLC	Waters of Kingsport	Kingsport	TN	SNF	67	2033	28,140	100%	151,323	0.15%	5.38
2648 Sevierville Road, LLC	Asbury Inc - Maryville	Maryville	TN	SNF	181	2033	49,810	100%	302,647	0.30%	6.08
Total/Average					12,449	2029	4,296,662	100.00%	102,324,734	100.00%	23.82

(1) The tenant and the operator are the same for each facility other than the 32 SNFs leased under the two Indiana master lease agreements and one SNF in Amarillo, Texas. In the case of these other facilities, the tenants are county hospitals which have entered into management agreements with the operators listed in the table. These arrangements permit the facilities to participate in a CMS program that pays higher Medicaid reimbursement rates for facilities associated with hospitals in underserved areas.

(2) The expiration dates do not reflect the exercise of any renewable options.

Related Party Tenants

As of March 19, 2024, we leased 65 of our facilities to tenants that are affiliates of: (i) Moishe Gubin who serves as Chairman of the Board and our Chief Executive Officer, (ii) Michael Blisko, who serves as one of our directors, and (iii) Ted Lerman, one of the controlling members of the Predecessor Company. As of March 19, 2024, approximately 67.3% of our annualized base rent is received from such related-party tenants. The failure of these tenants to fulfill their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations. In January 2023, affiliates of Moishe Gubin and Michael Blisko acquired the membership interests held by the affiliate of Ted Lerman in all of the related party tenants.

Rental income from leases with these related party tenants represented 67.3% of all rental income for the year ended December 31, 2023. We believe these affiliated relationships provide a strong alignment of interests between us and our tenants and offers us increased operating flexibility with regards to potentially replacing underperforming tenants or evaluating acquisitions in new states. As we continue to grow and expand our portfolio, we intend to develop new relationships with unrelated party tenants and operators in order to diversify our tenant base and reduce our dependence on related party and operators.

The following table contains information regarding tenant/operators that are related parties of the Company as March 19, 2024:

Manager/Tenant/Operators that are Related Parties
Lessor/Company Subsidiary	Manager/Tenant/Operator	Beneficial Owner Percentage in Tenant/Operator by Related Party
		Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP
Master Lease Indiana
1020 West Vine Street Realty, LLC	The Waters of Princeton II LLC	49.49%	50.1%
12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.49%	50.51%
1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.49%	50.1%
1600 East Liberty Street Realty LLC	The Waters of Covington II, LLC	49.49%	50.51%
1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.49%	50.51%
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.49%	50.1%
2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.49%	50.51%
3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.49%	50.51%
405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.49%	50.51%
950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.49%	50.51%
958 East Highway 46 Realty LLC	The Water of Batesville II LLC	49.24%	50.51%
2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.49%	50.51%
The Big H2O, LLC	The Waters of New Castle II LLC	49.49%	50.51%
Master Lease Tennessee
115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%
146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%
704 5TH Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%
2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%
202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%
140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%
835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%
Master Lease Tennessee 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community, LLC	50.00%	50.00%
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
Master Lease Indiana 2
8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	50.00%	50.00%
524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	50.00%	50.00%
640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	50.00%	50.00%
11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	50.00%	50.00%
5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	50.00%	50.00%
548 South 100 West LLC	The Waters of Hartford City SNF, LLC	50.00%	50.00%
2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	50.00%	50.00%
1500 Grant Street LLC	The Waters of Huntington SNF, LLC	50.00%	50.00%
787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	50.00%	50.00%
981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	50.00%	50.00%
317 Blair Pike LLC	The Waters of Peru SNF, LLC	50.00%	50.00%
815 West Washington Street LLC	The Waters of Rockport SNF	50.00%	50.00%
612 East 11th Street LLC	The Waters of Rushville SNF	50.00%	50.00%
505 West Wolfe Street LLC	The Waters of Sullivan SNF	50.00%	50.00%
500 East Pickwick Drive LLC	The Waters of Syracuse SNF	50.00%	50.00%
300 Fairgrounds Road LLC	The Waters of Tipton SNF	50.00%	50.00%
1900 Alber Street LLC	The Waters of Wabash SNF East	50.00%	50.00%
1720 Alber Street LLC	The Waters of Wabash SNF West	50.00%	50.00%
300 North Washington Street LLC	The Waters of Wakarusa SNF	50.00%	50.00%
8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	50.00%	50.00%
787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	50.00%	50.00%
612 East 11th Street LLC	The Waters of Rushville ALF, LLC	50.00%	50.00%
505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	50.00%	50.00%
300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	50.00%	50.00%
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%
Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%
Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehabilitation Center, LLC	50.00%	50.00%
Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%
Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%
Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Westshire Nursing Realty, LLC	City View Multicare Center LLC	50.00%	50.00%
Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%
West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center, LLC	50.00%	50.00%
Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%
Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%
516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%

1316 North Tibbs Avenue Realty LLC	Westpark A Waters Community, LLC	50.00%	50.00%
1585 Perry Worth Road LLC	The Waters of Lebanon LLC	50.00%	50.00%
100 Netherland Lance LLC	The Waters of Kingsport LLC	50.00%	50.00%

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

Geographic Diversification

As of March 19, 2024, our portfolio of 100 properties is broadly diversified by geographic location across nine U.S. states, comprising Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas.

The following table contains information regarding our healthcare facility portfolio by geography, as of March 19, 2024:

State	Number of Properties	Facility Type	Licensed Bed Count	Annualized Average Base Rent (Amounts in $000s)	% of Total Annualized Average Base Rent
Indiana	34	34 SNFs 5 ALFs	3,240	30,881	30.2%
Illinois	20	20 SNFs	4,226	$25,011	24.4%
Tennessee	14	14 SNFs	1,304	17,317	16.9%
Arkansas	13	12 SNFs 2 ALFs	1,568	11,044	10.8%
Kentucky	10	10 SNFs 1 ALF	1,163	11,766	11.5%

Texas	3	3 SNFs 1 LTACH	473	3,045	3.0%
Oklahoma	1	1 SNFs 1 LTACH	137	1,386	1.4%
Ohio	4	4 SNFs	238	864	0.8%
Michigan	1	1 SNF	100	1,012	1.0%

Totals	100	99 SNFs 2 LTACHs 8 ALFs	12,449	$102,326	100.0%

Competitive Strengths

We believe that the following competitive strengths provide a solid foundation for the sustained growth of our business and successful execution of our business strategies:

Diversified Portfolio. We have a portfolio that is diversified in terms of both geography and tenant composition. As of March 19, 2024, our portfolio is comprised of 100 healthcare-related properties with a total of 12,449 licensed beds located throughout Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We believe that our geographic diversification limits the potential impact of any regulatory, reimbursement, competitive dynamic or other changes in any single market on the overall performance of our portfolio. We lease our properties to 109 tenants, with no single tenant accounting for more than 2.5% of our annualized base rent. This diversification limits our exposure for any single tenant that encounters financial or operational difficulties.

Protected Markets. In eight of the nine states in which we operate, we benefit from CON laws that require state approval for the construction and expansion of certain types of healthcare facilities. These laws represent significant barriers to entry and limit competition in these markets.

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

Close Relationships with Tenants, Operators and Consultants Provide Enhanced Oversight, Market Intelligence and Strong Alignment of Interests. The nature of our close relationships with the tenants and operators of our properties and their consulting firms allows us to maintain close communication and obtain early knowledge of potential issues faced by our tenants, enabling us to address those issues that affect us as the lessor. These relationships also provide us with intelligence on the markets in which we own properties and assistance in locating new and replacement tenants. Additionally, the consulting firms assist us without charge in evaluating potential acquisitions and operators. This assistance provides us with insight into local market trends, which is particularly valuable for new markets. These relationships also provide a strong alignment of interests between our interests as a property owner and our tenants’ interests.

Well-Structured, Long-Term, Triple-Net Leases Generate Predictable and Growing Rental Income Streams. Most of our owned properties are leased to tenants under long-term, non-cancellable, triple-net leases, pursuant to which the tenants are responsible for all maintenance and repairs, insurance and taxes associated with the leased properties and the business conducted at the properties. As of December 31, 2023, 100% of the gross leasable area of our facilities was leased with an average remaining lease term of 6.4 years. Our leases generally have terms that range from 10 to 20 years with two five-year extensions, and annual rent escalators of 1% to 3% per year, which provides us with a steady and growing cash rental stream. Additionally, our leases are structured to provide us with key credit support and have credit enhancement provisions that may include non-refundable security deposits of up to 6 months, personal and corporate guarantees and cross-default provisions under our master leases. Approximately 72.9% of our total annualized rental revenue is generated through our 11 master leases that have cross-default and cross-collateralization provisions.

Seasoned Management Team with Significant Experience. Moishe Gubin, our Chairman and Chief Executive Officer, has over 25 years of operating and real estate experience in the skilled nursing and long-term care industries. Prior to founding the Predecessor Company, Mr. Gubin worked as an operator of skilled nursing facilities and built a strong operational knowledge base that has been incorporated into the day-to-day management of our current portfolio. Additionally, Mr. Gubin has significant acquisition experience having completed over 125 healthcare-related facilities with an aggregate investment amount of over $1.2 billion since 2003. Mr. Gubin also has significant experience accessing debt capital markets to fund growth, having raised over $310 million of publicly traded bonds that are listed on the Tel Aviv Stock Exchange. We believe that the diverse operational and financial background and expertise of our management team gives us the ability to successfully manage our portfolio and sustain our growth.

Our Business and Growth Strategies

Our objective is to generate attractive returns for our stockholders over the long term through dividends and capital appreciation. Key elements of our strategy include the following:

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

Negotiate Well-Structured Net Leases. Our primary ownership structure is a facility purchase with a long-term triple-net lease with the healthcare operator. We seek to structure our leases with lease terms of 10 years with tenant options to extend the lease for an additional period of 5 to 10 years and rent escalators that provide a steadily growing cash rental stream. Our lease structures are designed to provide us with credit support for our rents, including, in certain cases, lease deposits, covenants regarding liquidity, and various provisions for cross-default. We believe these features help insulate us from variability in operator cash flows and enable us to minimize our expenses while we continue to build our portfolio.

Leverage Existing and Develop New Operator Relationships. relationships in the healthcare industry through which we have sourced our existing portfolio, and we intend to continue to expand our portfolio by leveraging these existing relationships. Sixty-five of our properties are leased to related parties. One of our goals is to reduce our dependence on related party tenants in order to diversify our tenant base. Although we expect to continue to lease properties to related party tenants in markets in which the related party tenants have substantial experience and operations, we intend to lease properties in other markets to unrelated tenants if we are able to identify qualified operators. Additionally, we will consider leasing properties to unrelated parties in markets in which related parties operate if we are able to identify qualified operators that are willing to lease properties on terms that are no less favorable than those available from related parties.

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

Our Leases

As of March 19, 2024, all of our healthcare properties were subject to lease agreements. Our leases have a weighted-average annualized lease income per leased square foot of $23.81, and a weighted-average remaining lease term of approximately 6.4 years.

To our knowledge, except as noted below, none of our current tenants are in default under any of the leases.

Each of our properties is leased under a separate lease agreement, although 11 groups of properties, covering a total of 88 facilities, are subject to 11 master lease agreements. Each master lease agreement provides that the tenants under the master lease are jointly and severally liable for the obligations of all of the other tenants under such master lease. We entered into these master lease agreements in order to facilitate financing the underlying properties. Rental income under these master leases represents a substantial portion of our rental income.

The following table summarizes information concerning the master lease agreements as of March 19, 2024 (dollars in thousands):

Master Lease Agreements
Master Lease Name	States	Facilities Count	GLA	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Master Lease Indiana 1 (1)	IN	13	463,593	$13,592	13.3%
Master Lease Indiana 2 (1) IN		24	705,730	$16,623	16.2%
Master Lease Central Illinois 1	IL	3	205,060	$1,657	1.6%
Master Lease Central Illinois 2	IL	2	45,231	601	.6%
Master Lease Landmark	TX/OK/ MI/IL/KY	14	740,212	$14,164	13.8%
Master Lease Ohio	OH	4	73,311	$864	.8%
Master Lease Tennessee 1 (1)	TN	7	238,937	$8,136	8.0%
Master Lease Tennessee 2 (1)	TN	5	185,344	$8,726	8.5%
Master Lease Arkansas 1	AR	9	414,706	$7,053	6.9%
Master Lease Arkansas 2	AR	4	130,429	$3,147	3.1%
Master Lease Texas	TX	3	184,659	$1,994	1.95%
Total (11)		88	3,387,212	$76,557	74.8%

(1) The tenants under the two master leases in Indiana and the two Tennessee master leases are affiliated with Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors. See “Item 1. Business—Our Leases.”

The following table summarizes information concerning the lease agreements that are not subject to a master lease agreement as of March 19, 2024 (dollars in thousands):

Individual Leases
Lessor	State	Facility Type	Rentable Sq. Ft.	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Ambassador Nursing Realty, LLC	Illinois	SNF	37,100	$1,005	1.0%
Momence Meadows Realty, LLC	Illinois	SNF	37,139	$1,038	1.0%
Oak Lawn Nursing Realty, LLC	Illinois	SNF	37,854	$1,083	1.1%
Forest View Nursing Realty, LLC	Illinois	SNF	34,152	$1,215	1.2%
Lincoln Park Holdings, LLC	Illinois	SNF	34,362	$1,260	1.2%
Continental Nursing Realty, LLC	Illinois	SNF	53,653	$1,575	1.5%
Westshire Nursing Realty, LLC	Illinois	SNF	124,020	$1,788	1.7%
Belhaven Realty, LLC	Illinois	SNF	60,000	$2,135	2.1%
West Suburban Nursing Realty, LLC	Illinois	SNF	70,314	$1,962	1.9%
Niles Nursing Realty LLC	Illinois	SNF	46,480	$2,410	2.4%
Parkshore Estates Nursing Realty, LLC	Illinois	SNF	94,018	$2,454	2.4%
Midway Neurological and Rehabilitation Realty, LLC	Illinois	SNF	120,000	$2,548	2.5%
516 West Frech Street, LLC	Illinois	SNF	24,979	$498	0.5%
4343 Kennedy Drive, LLC	Illinois	SNF	104,000	$479	0.5%
1316 North Tibbs Avenue Realty, LLC	Indiana	SNF	26,572	$550	0.5%
1585 Perry Worth Rd, LLC	Indiana	SNF	32,650	$117	0.1%
9300 Ballard Rd Realty, LLC	Illinois	SNF	70,556	$1,302	1.3%
2301 North Oregon Realty, LLC	Texas	LTACH	24,660	$1,050	1.0%
9209 Dollarway Road, LLC	Arkansas	SNF	45,771	$843	0.8%
100 Netherland Lane LLC	Tennessee	SNF	28,140	151	0.2%
2648 Sevierville Road LLC	Tennessee	SNF	49,810	303	0.3%
Total (21)			1,156,230	$25,766	25.2%

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

The False Claims Act. The federal False Claims Act prohibits knowingly making or presenting any false claim for payment to the federal government. The government may use the False Claims Act to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided, submitting false cost reports and failing to report and repay an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity or failing to correct an error within specified period of time constitutes a “knowing” submission.

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

Any violations of the Civil Monetary Penalties Law by management or our tenants/operators could result in substantial fines and penalties and could have an adverse effect on our business.

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

Human Capital Resource Management

As of December 31, 2023, we had 9 full-time employees. Our employees are primarily located at our corporate office in Chicago. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory.

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

ITEM 1A. Risk Factors

Not applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Our management recognizes the critical importance of addressing cybersecurity threats and risks to our business and operations. Therefore, we have established a comprehensive framework to assess and manage material risks arising from cybersecurity threats.

Our Information Security Officer (“ISO”) and the Cybersecurity Incident Response Team (“IRT”) are responsible for assessing and managing cybersecurity risks. The IRT is comprised of individuals with expertise in information security, technology, legal and risk management. The IRT monitors cybersecurity incidents and potential threats. It liaises with external cybersecurity experts and industry partners to stay current on emerging threats and best practices. The diverse expertise of the IRT members enables comprehensive risk assessment and swift responses to mitigate the potential impact of breaches or other cybersecurity incidents.

We actively engage consultants, outside counsel and other technology experts to enhance our cybersecurity risk management processes. We perform regular assessments and evaluations of the effectiveness of our cybersecurity measures. In addition to third party engagements, we maintain rigorous oversight of cybersecurity risks associated with our use of third party service providers. Vendor management processes are employed to evaluate vendors’ cybersecurity practices, assess risk position and implement measures to mitigate potential threats arising from these external relationships.

The Board of Directors has been designated to oversee cybersecurity risk management. Its members possess diverse expertise, which enables them to effectively evaluate the adequacy of our cybersecurity measures and challenge management’s approach when necessary. The Information Security Officer provides regular updates to our chief executive officer and Board of Directors on cybersecurity risks, ongoing initiatives, incidents, response activities and strategies. The Board of Directors acknowledges cybersecurity as a strategic risk and a priority for the Company. The Board of Directors is actively involved in the oversight of our cybersecurity risk management efforts, ensuring alignment with our overall business objectives.

We continuously strive to strengthen our cybersecurity measures to protect our systems and data from evolving threats. To date, cybersecurity incidents and risks have not materially affected us, including our business strategy, results of operations, or financial condition.

ITEM 2. Properties

We hold fee title to 97 of these properties and hold three property under a long-term lease. These properties are located across Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. Our 100 properties comprise 109 healthcare facilities, consisting of the following:

● 99 stand-alone skilled nursing facilities;

● two dual-purpose facilities used as both skilled nursing facilities and long-term acute care hospitals; and

● eight assisted living facilities.

Information regarding our properties as of December 31, 2023, are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

As of December 31, 2023, almost all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2023:

Lease Expirations
Year of Lease Expiration (1)	Number of Leases Facilities	GLA of Leases Expiring	Percent of Portfolio GLA	Annualized Base Rent	Percentage of Total Annualized Base Rent	Annualized Base Rent Per Sq. Ft.

2024	3	154,742	3.67%	4,219,554	4.31%	$27.27
2025	19	698,063	16.55%	17,281,846	17.64%	$24.76
2026	4	263,580	6.25%	8,097,593	8.26%	$30.72
2027	3	102,964	2.44%	2,078,281	2.12%	$20.18
2028	9	414,706	9.83%	7,053,312	7.20%	$17.01
Thereafter	69	2,584,657	61.26%	59,262,131	60.48%	$22.93
Total	107	4,218,712	100.0%	$97,992,717	100.0%	$23.23

(1) The year of each lease expiration is based on current contract terms.

ITEM 3. Legal Proceedings

We are not currently a party to any material legal proceedings, that are not covered by insurance and expected to be resolved within policy limits, other than the following:

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice.

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, with no substantive movement on the matter to date.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity

On September 23, 2022, our common stock commenced trading on the OTCQX market operated by the OTC Markets Group, Inc., under the symbol “STRW”. On February 22, 2023, our common stock commenced trading on the NYSE American market, also under the symbol “STRW”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported for each quarter of 2023. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended March 31, 2023	$9.25	$5.79
Quarter Ended June 30, 2023	$7.89	$5.79
Quarter Ended September 30, 2023	$7.41	$6.09
Quarter Ended December 31, 2023	$7.99	$5.93

As of March 19, 2024, 812 stockholders of record owned 6,474,175 issued and outstanding shares of common stock. This number of stockholders of record does not represent the actual number of beneficial owners of our common stock because shares of our common stock are also held in “street name” by securities brokers and others for the benefit of beneficial owners who may vote the shares.

In addition, as of March 19, 2024, the Operating Partnership had 45,373,615 outstanding OP Units held by 10 limited partners other than the Company. No public trading market exists for the OP Units.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock for 2023:

(dollars in thousands)
Common Stock
Ordinary dividend	$2,572
Non-dividend distributions	$265
Capital Gain Distribution	$35
Total taxable distribution	$2,872

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2023, affiliates of the Company purchased 9,176 shares of our common stock in the open market at an average price per share of $6.95 and an aggregate repurchase cost of $63,751.

During 2023, the Company converted 127,953 OP Units into shares of common stock.

On November 9, 2023 the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of December 31st, 2023 the Company purchased 5,953 shares of common stock at an average price per share of $7.84 and an aggregate repurchase priced of $46,000. All common shares repurchased in the program have been retired and are now held as unissued shares available for use and reissuance for purpose as and when determined by the Board.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2023.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2023	-	-	-	-
November 1-30, 2023	-	-	-	-
December 1-31, 2023	5,953	$7.84	5,953	$4,954,000
Total	5,953	$7.84	5,953	$4,954,000

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our Definitive Proxy Statement for our 2024 annual stockholders’ meeting.

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 100 healthcare properties with an aggregate of 12,449 licensed beds. We hold fee title to 97 of these properties and hold three properties under long-term leases. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of the date of this report, the aggregate annualized average base rent under the leases for our properties was approximately $102.3 million.

We elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 12.6% of the outstanding OP units.

Recent Developments

On May 1, 2023, the Operating Partnership paid $15.6 million to redeem 1,454,308 OP units granted to the sellers of five properties in Tennessee and one in Kentucky the Company acquired in 2021. In connection with this payment, the Company contributed $0.7 million to the Operating Partnership and was issued 65,455 OP units.

On June 19, 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%.

On August 25, 2023, the Company acquired 24 healthcare facilities (19 properties) located in Indiana (the “Indiana Facilities”) for $102.0 million. The Indiana Facilities are comprised of 19 skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed. Annualized straight line rent for the facilities is expected to equal $12.7 million representing a weighted average lease yield of 12.4%.

On October 30, 2023 the Company entered into a lease agreement to re-tenant the three skilled nursing facilities located in Texas. The lease is for 10 years with annual escalations of 2.5%. The lease commenced on December 1, 2023.

On November 8, 2023, the Company paid off the remaining balance of the Series A Bonds, subject to a $900 prepayment penalty because the Bonds were repaid before the scheduled maturity date of July 2024.

On December 12, 2023 the Company entered into a lease for two skilled nursing facilities with 226 licensed beds near Johnson City, Tennessee. The lease includes a purchase option which the Company intends to exercise once certain conditions precedent are met. The lease commenced on January 1, 2024.

On February 8 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a gross amount of $26.7 million (NIS 98.0 million). The Bonds were issued at a price of 106.3%.

On February 20, 2024 the Company entered into a new, replacement master lease for the properties included in the Indiana acquisition completed in August of 2023. The tenant remains a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. The new master lease has an initial term of ten years and is subject to 2 five-year extensions. The initial annual base rent for the properties is $14.5 million dollars and is subject to annual increases of 3%. In connection with the new master lease, the existing purchase option held by the tenant, which was granted by the prior owner of the properties, of $127.0 million was terminated. Consideration for the termination of the purchase option and inducement for entering into the new, replacement master lease was $18.0 million paid to the tenants. The $18.0 million payment was funded by cash and the proceeds from the additional Series D Bond issuance in February 2024.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases to reduce current or future lease payments.

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

Results of Operations

Operating Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Year Ended December 31,		Increase /	Percentage
(dollars in thousands)	2023	2022	(Decrease)	Difference
Revenues:
Rental revenues	$99,805	$92,543	$7,262	7.8%

Expenses:

Depreciation	26,207	25,530	677	2.7%
Amortization	3,028	3,028	-	-
Loss on real estate investment impairment	2,451	-	2,451	100%
General and administrative expenses	5,662	6,012	(350)	(5.8)%
Property and other taxes	14,459	13,131	1,328	10.1%
Facility rent expenses	559	532	27	5.1%
Credit for doubtful accounts	-	(5,636)	5,636	100%
Total Expenses	52,366	42,597	9,769	22.9%
Interest expense, net	24,443	20,507	3.936	19.2%
Amortization of interest expense	560	504	56	11.1%
Mortgage Insurance Premium	1,671	1,704	33	1.9%
Total Interest Expenses	26,674	22,715	3,959	17.4%
Other (loss) income
Other (loss) income	(983)	120	(1,103)	(919.2)%
Foreign currency transaction gain (loss)	462	(10,932)	11,394	104.2%

Net Income	20,244	16,419	3,825	23.3%
Net income attributable to non-controlling interest	(17,748)	(14,567)	3,181	21.8%
Net Income attributable to common stockholders	2,496	1,852	644	34.8%
Basic and diluted income per common share	$0.39	$0.31	-	-

Rental revenues: Rental revenues during 2023 increased by $7.3 million or 7.8% compared to fiscal year 2022, The additional rental income arising from the renegotiation of certain leases, the receipt of rent from the acquisition of 24 facilities and additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: Increase in depreciation of $0.7 million or 2.7% from fiscal year 2022 to fiscal year 2023 is primarily due to $102.0 million of new real estate investments in the third quarter of 2023.

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

General and Administrative Expense: The decrease in general and administrative expenses of $(0.4) million or 5.8% during fiscal year 2023 compared to fiscal year 2022 is primarily due to lower operating expenses incurred in the year ended December 31, 2023

Property and other Taxes: The increase in property taxes of $1.3 million or 10.1% during fiscal year 2023 compared to fiscal year 2022 is primarily due was primarily due to increases in real estate taxes and franchise taxes partially as a result of the acquisition of the Indiana Facilities.

Credit for Doubtful Accounts: During 2022, the Company recognized $5.6 million in income from the recovery of a written off asset relating to the successful foreclosure of mortgages held by the Company on properties located in Massachusetts.

Interest expense, net: The increase in interest expense of $3.9 million or 19.2% from Fiscal year 2022 to fiscal year 2023 is primarily related to additional interest payments for Series D Bonds, a second commercial bank loan facility obtained in connection with the acquisition of the Indiana Facilities, increases in the floating rate on the Company’s commercial bank loan facilities and additional interest on Series C Bonds that were issued in 2023.

Foreign Currency Transaction Gain (Loss): Our bond indebtedness is denominated in NIS. As a result, we are subject to potential foreign currency transaction loss due to changes in the value of the U.S. dollar relative to the New Israel Shekel. In 2022, we recorded a foreign currency transaction loss of $10.9 million in connection with the repayment of the Series B Bonds in 2022. There was a gain of $0.5 million in foreign currency transactions for 2023.

Other (loss) income: The increase in other loss of $1.0 million was the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income from $16.4 million during the year ended December 31, 2022 to $20.2 million in the year ended December 31, 2023 is primarily due to increases in rental revenue (net of increase in real estate taxes) and the decline in foreign currency losses offset by an impairment loss, the decline in credit for doubtful accounts, and an increase in interest expense

Liquidity and Capital Resources

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

As of December 31, 2023, we had cash and cash equivalents and restricted cash and equivalents of $37.8 million. We also had the ability to offer additional Series C Bonds from the current outstanding of $60.8 loan up to $170.6 million and the ability to offer additional Series D Bonds from the current outstanding of $42.2 million up to $121.9 million is subject to compliance with covenants and market conditions.

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

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of December 31, 2023, on a consolidated basis, we had total indebtedness of approximately $539.1 million, consisting of $271.4 million in HUD guaranteed debt, $102.9 million in net Series C Bonds and Series D Bonds outstanding and $164.8 million in commercial mortgages. Under our Bonds and our commercial mortgages, we are subject to continuing covenants, and future indebtedness that we may incur, may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

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

Through 2027 there are four balloon payment obligations consisting of two payments of $52.6 million and $37.1 million due under the Series C Bonds and Series D bond in 2026, respectively and payments of $86.0 million and $60.7 million due under our two commercial bank term loans due in 2027 and 2028. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2023	2022
(dollars in thousands)
Net cash provided by operating activities	$54,944	$50,926
Net cash used in investing activities	(106,348)	(10,101)
Net cash provided by (used in) financing activities	43,458	(47,249)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(7,946)	(6,424)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of year	45,704	52,128
Cash and cash equivalents and restricted cash and cash equivalents, end of year	$37,758	$45,704

Net cash provided by operating activities increased $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase of $6.9 million increase in accounts payable and accrued liabilities.

Cash used in investing activities for the year ended December 31, 2023, primarily consisted of a net increase in investment properties in the amount of $108.1 million and a decrease in notes receivable of $1.7 million. The decrease of $10.1 million during the year ended December 31, 2022 is due to an increase in note receivable of $9.6 million..

Cash flows generated from financing activities for the year ended December 31, 2023 were primarily comprised of $52.4 million in new bond proceeds, REIT dividends of $2.9 million, a $20.6 million in distributions to the non-controlling interest holders and $69.2 million new borrowings under a mortgage loan facility. These amounts were offset by $24.0 million in principal bond payments, and $14.0 million of repayment of senior debt. Cash flows used in financing activities for the year ended December 31, 2022 were primarily comprised of $106 million in principal bond payments, REIT dividends of $0.6 million, a $10.9 million in distributions to the non-controlling interest holders and a decrease of $33.2 million in senior debt offset by a $105.0 million new borrowings under a mortgage loan facility.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of December 31, 2023, we had non-recourse mortgage loans of $271.4 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of December 31, 2023, was 3.97% per annum (including the mortgage insurance payments). The loans have an average maturity of 22 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor 4% (as of the December 31, 2023 the rate was 8.84%). As of December 31, 2023, total outstanding principal amount was $98.8 million. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest and payment of principal will start on August 2024 based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the December 31, 2023, the rate was 8.84%). As of December 31, 2023, total outstanding principal amount was $66 million. This loan is collateralized by 19 properties owned by the Company. The loan proceeds were used to acquire the Indiana facilities.

Both credit facilities are subject to financial covenants which are consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2023, the Company was in compliance with the loan covenants.

Outstanding Bond Debt

As of December 31, 2023, the Company had outstanding Series C Bonds and Series D Bonds.

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then the Company extended the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds had an original interest rate of 6.4% per annum. The Series A Bonds were paid off on November 8, 2023.

Series C Bonds

In July 2021, the BVI Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%.

As of December 31, 2023, the outstanding principal amount of the Series C Bonds was NIS 220.5 million ($60.7 million).

The Series C Bonds are traded on the TASE.

Series D Bonds

In June 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par. During August 2023, the BVI Company issued additional Series D Bonds in the face amount of NIS 70.0 million ($19.3 million) and raised a net amount of NIS 152.9 million ($42.2 million). These Series D Bonds were issued at a price of 99.7%. As of December 31, 2023, the Series D Bonds had an outstanding principal balance of approximately NIS 152.9 ($42.2 million).

Summary of fixed and variable loans:

	December 31,
	2023	2022
	(Amounts in $000s)
Fixed rate loans	$374,335	$351,566
Variable rate loans	164,810	105,225
Gross Notes Payable and other Debt	$539,145	$456,791

Funds From Operations (“FFO”)

The Company believes that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. For the year ended December 31, 2023 and 2022, we excluded as non-recurring items a gain in the amount of $0.5 million and a loss of $10.9 million, respectively, in reclassification of foreign currency transactions the Company recorded with respect to foreign currency fluctuations that the Company realized at the time of bond principal payment. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2023 and 2022, to net income, the most directly comparable GAAP financial measure (in thousands):

FFO and AFFO:

	Year Ended December 31,
	2023	2022

Net income	$20,244	$16,419
Depreciation and amortization	29,235	28,558
Funds from Operations	49,479	44,977
Adjustments to FFO:
Credit for doubtful accounts(1)	-	(5,636)
Straight-line rent	(30)	(272)
Straight-line rent receivable write-off(2)	230	1,075
Contact cancellation expense for proposed financing(3)	1,000	-
Loss on real estate impairment (4)	2,451	-
Foreign currency transaction (gain) loss	(462)	10,932
Funds from Operations, as Adjusted	$52,668	$51,076

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

(4) Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which was paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value.

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

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. As of December 31, 2023 and 2022 we determined that no allowance was necessary to cover the potential loss of rent from our tenants.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of December 31, 2023, we had $60.8 million net outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $42.2 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $436.2 million in senior debt notes, of which $164.8 million (37.78% of total debt) bear interest at variable rate equal to one month SOFR plus a margin. At December 31, 2023, one month SOFR was 5.34%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report).

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

ITEM 9B. Other Information

During the fourth quarter of 2023, no director or officer adopted any insider trading arrangement contemplated by 17 CFR Section 229.408.

The Company has adopted a Code of Business Conduct & Ethics, which contains insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American’s listing standards.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	225,100
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	225,100

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Additional information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

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

3.2

Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

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

10.9

Indemnification Agreement effective January 13, 2020 between the Company and Essel Bailey incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.10	Indemnification Agreement effective January 13, 2020 between the Company and Jack Levine Bailey incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.11	Indemnification Agreement effective January 13, 2020 between the Company and Michael Blisko incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.12

Indemnification Agreement effective January 13, 2020 between the Company and Moishe Gubin incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.13	Indemnification Agreement effective January 13, 2020 between the Company and Reid Shapiro incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.14	Deed of Trust dated June 19, 2023, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd. .incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

*21.1	List of Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Moishe Gubin	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2024
Moishe Gubin
/s/ Greg Flamion	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2024
Greg Flamion
/s/ Michael Blisko	Director	March 19, 2024
Michael Blisko
/s/ Essel Bailey	Director	March 19, 2024
Essel Bailey
/s/ Jack Levine	Director	March 19, 2024
Jack Levine
/s/ Reid Shapiro	Director	March 19, 2024
Reid Shapiro

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Strawberry Fields REIT, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strawberry Fields REIT, Inc., (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income and comprehensive income, equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2024

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	December 31,
	2023	2022
Assets
Real estate investments, net	$518,314	$438,911
Cash and cash equivalents	12,173	20,197
Restricted cash and equivalents	25,585	25,507
Straight-line rent receivable, net	23,334	23,534
Right of use lease asset	1,542	1,833
Goodwill, other intangible assets and lease rights	8,604	11,632
Deferred financing expenses	6,035	5,791
Notes receivable, net	17,706	19,419
Other assets	3,502	176
Total Assets	$616,795	$547,000

Liabilities
Accounts payable and accrued liabilities	$16,907	$13,723
Bonds, net	100,294	74,412
Notes payable and other debt	436,192	381,003
Operating lease liability	1,542	1,833
Other liabilities	14,587	10,892
Non-controlling interest redemption liability	-	15,753
Total Liabilities	$569,522	$497,616
Commitments and Contingencies (Notes 8 and 14)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,487,856 and 6,365,856 shares issued and outstanding in 2023 and 2022	-	-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid in capital	$5,746	$5,792
Accumulated other comprehensive income	529	386
Retained earnings	1,232	1,608
Total Stockholders’ Equity	$7,507	$7,786
Non-controlling interest	$39,766	$41,598
Total Equity	$47,273	$49,384
Total Liabilities and Equity	$616,795	$547,000

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in $000’s, except share data)

	Year Ended December 31,
	2023	2022

Revenues
Rental revenues	$99,805	$92,543

Expenses:
Depreciation	$26,207	25,530
Amortization	3,028	3,028
Loss on real estate investment impairment	2,451	-
General and administrative expenses	5,662	6,012
Property taxes	14,459	13,131
Facility rent expenses	559	532
Credit for doubtful accounts	-	(5,636)
Total expenses	$52,366	$42,597
Income from operations	47,439	49,946

Interest expense, net	$(24,443)	$(20,507)
Amortization of deferred financing costs	(560)	(504)
Mortgage insurance premium	(1,671)	(1,704)
Total interest expense	$(26,674)	$(22,715)
Other income (loss):
Foreign currency transaction gain (loss)	462	(10,932)
Other (loss) income	(983)	120
Total other loss	(521)	(10,812)
Net income	$20,244	$16,419
Less:
Net income attributable to non-controlling interest	(17,748)	(14,567)
Net income attributable to common shareholders	2,496	1,852
Other comprehensive income:
Gain due to foreign currency translation	1,624	14,256
Reclassification of foreign currency transaction (gains) losses	(462)	10,932
Comprehensive income attributable to non-controlling interest	(1,019)	(22,347)
Comprehensive income	$2,639	$4,693
Net income attributable to common stockholders	$2,496	$1,852
Basic and diluted income per common share	$.39	$.31

Weighted average number of common stock outstanding	6,365,196	6,008,953

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of Common Shares	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Non-controlling interest	Total
Balance, December 31, 2021	5,849,746	$4,327	$(2,455)	$393	$32,785	$35,050
Issuance of common shares in exchange for OP units	516,110	-	-	-	-	-
Reallocation of non-controlling interest	-	1,465	-	-	(1,465)	-
Dividends	-	-	-	(637)	-	(637)
Non-controlling interest distributions	-	-	-	-	(10,883)	(10,883)
Net change in foreign currency translation	-	-	2,841	-	22,347	25,188
Reclassification of non-controlling interest to non-controlling interest redemption liability	-	-	-	-	(15,753)	(15,753)
Net Income	-	-	-	1,852	14,567	16,419
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Issuance of common shares in exchange for OP units	127,953	-	-	-	-	-
Common stock retirement	(5,953)	(46)	-	-		(46)
Dividends			-	(2,872)	-	(2,872)
Non-controlling interest distributions	-	-	-	-	(20,599)	(20,599)
Net change in foreign currency translation	-	-	143	-	1,019	1,162
Net Income	-	-	-	2,496	17,748	20,244
Balance, December 31, 2023	6,487,856	$5,746	$529	$1,232	$39,766	$47,273

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income	$20,244	$16,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,235	28,558
Impairment of real estate asset	2,451	-
Amortization of bond issuance costs	558	1,160
Amortization of deferred financing costs	560	504
(Increase) decrease in other assets	(3,326)	289
Amortization of right of use asset	291	231
Foreign currency transaction (gain) loss	(462)	10,932
Foreign currency translation adjustments	(1,395)	971
Credit for doubtful accounts due to recovery of foreclosed real estate	-	(1,200)
Decrease (increase) in straight-line rent receivables	200	(272)
Increase (decrease) increase in accounts payable and accrued liabilities and other liabilities	6,879	(6,435)
Repayment of operating lease liability	(291)	(231)
Net cash provided by operating activities	$54,944	$50,926

Cash flow from investing activities:
Purchase of Real estate investments	$(108,061)	$(513)
Decrease (Increase) in notes receivable	1,713	(9,588)
Net cash used in investing activities	$(106,348)	$(10,101)

Cash flows from financing activities:
Proceeds from senior debt, net of discount	$69,208	$105,000
Deferred financing costs	(804)	(1,469)
Proceeds from issuance of bonds, net of issuance costs	52,381	-
Repayment of bonds	(24,038)	(106,012)
Repayment of senior debt	(14,019)	(33,248)
Repayment of non-controlling interest redemption liability	(15,753)	-
Non-controlling interest distributions	(20,599)	(10,883)
Payment of dividends	(2,872)	(637)
Common stock retirement	(46)	-
Net cash provided by (used in) financing activities	$43,458	$(47,249)
Decrease in cash and cash equivalent and restricted cash and equivalents	$(7,946)	$(6,424)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the year	$45,704	$52,128
Cash and cash equivalents and restricted cash and equivalents at the end of the year	$37,758	$45,704

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$24,389	$21,629
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$1,162	$25,188
Increase in real estate investments due to non-cash recovery of foreclosed real estate	$-	$1,200
Reclassification of non-controlling interest to non-controlling interest redemption liability	$-	$15,753

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

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one-for-one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. As of December 31, 2023 and 2022, the Company is the owner of approximately 12.6% and 12.0 % of the outstanding OP units, respectively. The formation transactions were accounted for at historical cost.

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

As of December 31, 2023, the Company owned 97 properties and leased one property that it in turn subleased to a tenant that operates the facility.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s consolidated balance sheets represents OP units not held by the Company and represents approximately 87.4 % and 88.0 % of the outstanding OP Units issued by the Operating Partnership as of December 31, 2023 and 2022, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the year.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased.

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On December 31, 2023 and 2022, the Company had $22,727,000 and $40,652,000, respectively, on deposit in excess of federally insured limits.

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the years ended December 31, 2023 and 2022.

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

On December 31, 2023, the Company held four notes receivable with an outstanding balance of $17.7 million. The notes have maturities ranging from 2024 through 2046, and interest rates ranging from 2% to 11.25%. One of the notes is collateralized by tenants accounts receivable. All other notes receivable are uncollateralized as of December 31, 2023. As of December 31, 2022 the Company held five notes receivable with an outstanding balance of $19.4 million.

Market Concentration Risk

As of December 31, 2023 and 2022, the Company owned 97 and 78 properties and leases 1 property, respectively, in 9 states, and 34 facilities (15 in 2022) or 34.6% of its total properties in Indiana (which include 3,240 skilled nursing and assisted living beds or 26.6% of the Company’s total beds) and 20 facilities (20 in 2022) or 20.4% of its total properties located in Illinois (which include 4,226 skilled nursing beds or 34.6% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, Centers for Medicare and Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the year. At December 31, 2023 and 2022, there were 45,373,615 and 46,890,541 OP units, respectively, outstanding which were potentially dilutive securities. During the years ended December 31, 2023, and 2022 the assumed conversion of the OP units had no impact on basic income per share.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

At December 31, 2023 and 2022, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s cash and equivalents and escrow deposits:

	December 31,
	2023	2022
	(amounts in $000’s)
Escrow with trustee	$-	$2,287
MIP escrow accounts	794	745
Other escrow and debt deposits	737	781
Property tax and insurance escrow	6,842	5,243
Interest and expense reserve bonds escrow	3,924	2,276
HUD replacement reserves	13,288	14,175
Total restricted cash and equivalents	$25,585	$25,507

Escrow with trustee - The Company transfers funds to the trustee for its Series C Bonds and Series D bonds to cover principal and interest payments prior to the payment date.

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

Interest and expense reserve bonds escrow - The indentures for the Series C Bonds and Series D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated
	Useful Lives	December 31,
	Useful Lives	2023	2022
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$576,044	$495,215
Equipment and personal property	2-18	97,359	78,524
Land	-	64,309	60,010
		737,712	633,749
Less: accumulated depreciation		(219,398)	(194,838)
Real estate investments, net		$518,314	$438,911

For the years ended December 31, 2023 and 2022, total depreciation expense were $26.2 million and $25.5 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (cont.)

Acquisition of Properties

On August 25, 2021, the Company acquired five properties located in Tennessee and one in Kentucky (the “Tennessee/Kentucky Properties”) for an aggregate acquisition cost of $81.0 million, which was paid through the issuance of 1,545,217 OP units valued at $16,997,000, including 90,909 of OP units paid to the broker valued at $1 million and a cash payment of $63,990,000. Moishe Gubin, our Chairman and Chief Executive Officer, agreed to purchase the OP units issued to the sellers either at cost or fair market value (whichever is higher) 12 months after the closing at the option of the sellers. The properties contain skilled nursing facilities of approximately 223,000 square feet and 515 beds. The Company financed a portion of the cash portion of the purchase price from the net proceeds received by the Company from the sale of Series C Bonds in Israel. The Company leased the five Tennessee facilities to related parties under a new Tennessee master lease, and the one Kentucky property to an unrelated third party under the existing Landmark master lease. On May 1, 2023, the Operating Partnership paid $15.6 million to redeem 1,454,308 OP units granted to the sellers of five properties in Tennessee and one in Kentucky the Company acquired in 2021. In connection with this payment, the Company contributed $0.7 million to the Operating Partnership and was issued 65,455 OP units.

On January 3, 2023, the Company acquired a property located in Kentucky for an aggregate cost of $6.0 million, including $1 million in finder fees and $0.7 million in leasehold improvements, which was paid in cash. This property contains a skilled nursing facility with 120 licensed beds and approximately 34,824 square feet. Concurrently with the closing of the acquisition, we added the property to an existing master lease with an unaffiliated third-party operator. The lease has an initial term of 10 years, with two 5-year extension options. The initial annualized base rent of the master lease was increased by $0.6 million.

On August 25, 2023, the Company acquired 24 healthcare facilities (19 properties) located in Indiana (the “Indiana Facilities”) for $102.0 million. The Indiana Facilities are comprised of 19 skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed. Annualized straight line rent for the facilities is expected to equal $12.7 million representing a weighted average lease yield of 12.4%. Effective March 1, 2023 the company commenced a new master lease for these facilities. Please refer to the section Note 14 Subsequent Events for additional details of the lease.

The Company acquired the Indiana Facilities utilizing the Company’s working capital, which included $19.2 million in proceeds from our sale of additional Series D Bonds, together with funds to be borrowed under a new $66.0 million credit facility from a commercial bank. The credit facility has a 5-year term, at a floating rate of SOFR plus 3.5% and is interest-only for the initial 12 months. The Company also made a loan of $6.5 million to the sellers, which will be payable within 60 days of the closing.

The Indiana Facilities are currently leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants are required to pay annual rent, on a triple net basis, commencing on November 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases set forth in the master lease. The master lease has an initial term of seven years. The tenants have three options to extend the lease. The first option is for three years, the two remaining options are for five years each. The tenants have an option to buy the properties during the sixth or seventh year of the lease for $127.0 million. The material terms of the master lease were not modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities.

On December 12, 2023 the Company entered into a lease for two skilled nursing facilities with 226 licensed beds near Johnson City, Tennessee. The lease includes a purchase option which the Company intends to exercise once certain conditions precedent are met. The lease commenced on January 1, 2024.

Re-tenant of Real Estate Properties

On October 30, 2023 the Company entered into a lease agreement to re-tenant the three skilled nursing facilities located in Texas. The lease is for 10 years with annual escalations of 2.5%. The lease commenced on December 1, 2023.

Dispositions of Assets

In February 2023 one of the SNF’s owned by the Company in Southern Illinois was closed. The closure was a result of the tenant request and mainly for efficiency reasons. This SNF is under a master lease with 2 other facilities and the full amount of the rental payments under the master lease are continuing to be paid. Additionally, the operator continues to be responsible for ensuring the building is secure and paying utilities, real estate taxes and insurance bills.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (cont.)

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. See note 2 above. As of December 31, 2023, the property is carried at estimated fair value of $1.2 million and is included in real estate investments in the accompanying consolidated balance sheets.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2021
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(41,240)	(41,240)
Net carrying amount	$1,323	$13,337	$14,660
Amortization for the year ended December 31, 2022	-	(3,028)	(3,028)
Balances, December 31, 2022
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	$1,323	$10,309	$11,632
Amortization for the year ended December 31, 2023	$-	(3,028)	(3,028)
Balances, December 31, 2023
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	$1,323	$7,281	$8,604

Estimated amortization expense for all finite-lived intangible assets for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2024	$3,028
2025	3,028
2026	675
2027	461
2028	89
Total	$7,281

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of December 31, 2023, the Company had leased 98 properties to tenant/operators in the States of Illinois, Indiana, Michigan, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of December 31, 2022 the company leased 79 properties. In both December 31, 2023 and 2022 all of the Company’s healthcare facilities were leased. Most of these facilities are leased on a triple-net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased for the periods indicated:

	December 31,
	2023	2022
Cumulative number of properties	98	79
Cumulative number of operational beds	12,201	10,332

The following table provides additional information regarding the properties/facilities leased by the Company as of December 31, 2023:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,240	33	1	34
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,056	12	-	12
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	137	1	-	1
Texas	473	3	-	3
Total properties	12,201	97	1	98

Facility Type
Skilled Nursing Facilities	11,865	96	1	97
Long-Term Acute Care Hospitals(1)	63	2	-	2
Assisted Living Facility	273	8	-	8
Total facilities	12,201	106	1	107

(1)	Each property is comprised of a skilled nursing facility and long-term acute care hospital.

As of December 31, 2023, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000’s)
2024	$93,923
2025	86,439
2026	69,687
2027	70,250
2028	66,360
Thereafter	148,589
Total	$535,248

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	December 31,
	2023	2022
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the consolidated balance sheets and are valued based on the present value of the future minimum lease payments at lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility. The lease expires on March 1, 2028 and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost	$405	$392

	As of December 31,
	2023	2022
Operating lease right of use asset	$1,542	$1,833
Operating lease liability	$1,542	$1,833
Weighted average remaining lease term-operating leases (in years)	4.25	5.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of December 31, 2023, reconciled to the Company’s operating lease liability presented on the consolidated balance sheets:

(Amounts in $000s)
2024	$397
2025	397
2026	397
2027	397
2028	99
Total	$1,687
Less Interest	(145)
Total operating lease liability	$1,542

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the year ended December 31, 2023 and 2022, was $209,000 and $203,500, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at December 31, 2023	December 31,
		2023	2022
	(Amounts in $000s)
HUD guaranteed bank loans	3.26%	$271,340	$275,778
Bank loans	8.84%	164,810	105,225
Series A (2022 Only), Series C and Series D Bonds	7.00%	102,995	75,788
Gross Notes Payable and other Debt		$539,145	$456,791
Debt issuance costs		(2,659)	(1,376)
Net Notes Payable and other Debt		$536,486	$455,415

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31
2024	$18,549
2025	19,929
2026	103,575
2027	97,333
2028	70,455
Thereafter	229,304
Total Principal Payments on Notes Payable and Other Debt	$539,145

Debt Covenant Compliance

As of December 31, 2023 and 2022, the Company was party to approximately 41 and 40 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of December 31, 2023, the Company was in compliance with all financial and administrative covenants.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Senior Debt—Mortgage Loans Guaranteed by HUD

As of December 31, 2023 and 2022, the Company had HUD guaranteed mortgage loans from financial institutions of $271million and $276 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of December 31, 2023 and 2022 was 3.93 %    and 3.88%, respectively (including the mortgage insurance premium).

Bank loans/repayment of Series B Bonds

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of December 31, 2023 the rate was 8.84%). As of December 31, 2023 and December 31, 2022, total outstanding was $98.8 million and $102.4 million, respectively. This loan is collateralized by 21 properties owned by the Company. The new loan proceeds were used to repay the Series B Bonds and prepay certain bank loans not secured by HUD guaranteed mortgages. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest only for the first 12 months and principal based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the December 31, 2023, the rate was 8.84%). As of December 31, 2023, total outstanding was $66 million. This loan is collateralized by 19 properties owned by the Company. The new loan proceeds were used to acquire the Indiana Facilities.

Both credit facilities financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2023 the Company is in compliance with the loan covenants.

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then the Company extended the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds had an original interest rate of 6.4% per annum. The bond was paid off on November 8, 2023.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($19.2 million) in Series C Bonds. At December 31, 2023 and December 31st, 2022 the total Series C Bond outstanding was $60.8 and $55.6 million, respectively.

Interest

The Series C Bonds initially bore interest at a rate of 5.7% per annum. In July 2021, Standard & Poor’s provided an initial rating for the Series C Bonds of ilA+.

Interest on the Series C Bonds is payable semi-annually in arrears on July 31 and January 31 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below

Payment Terms

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum of NIS630 million (or $192 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series B Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 3.0% per annum for early repayment as of December 31, 2023.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (cont.)

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. In July 2023, the BVI Company issued an additional NIS70 million ($19.2 million) in Series D Bonds. Total outstanding Series D bonds as of December 31, 2023 was NIS152.9 million ($42.2 million). In February 8, 2024 the BVI Company issued an additional NIS 100 million ($27.2) in series D bond.

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of December 31, 2023.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $124 million).

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Commitments and Contingencies

Commitments

The Company guarantees from time-to-time obligations of its wholly-owned subsidiaries.

Contingencies

The Company’s operating results and financial condition are dependent on the ability of its tenants to meet their lease obligations to us.

We are not currently a party to any material legal proceedings, that are not covered by insurance and expected to be resolved within policy limits, other than the following:

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice.

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, with no substantive movement on the matter to date.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, and 2022, 225,100 shares were available for grant. No shares were issued during the years ended December 31, 2023 and 2022.

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

On November 9, 2023 the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of December 31st, 2023 the Company purchased 5,953 shares of common stock at an average price per share of $7.84 and an aggregate repurchase priced of $46,000.

As of December 31, 2023, there were a total of 6,487,856 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 812 stockholders of record, including certain affiliates of the Company who held 938,722 of these shares.

At December 31, 2023 there were 45,373,615 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders’ interest.

In addition, the Company has reserved a total of 45,373,615 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of December 31, 2023.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	Chairman of the Board
Michael Blisko	Director
Nahman Eingal	Former Chief Financial Officer
Operating entities	See list below

Lease Agreements with Related Parties

As of December 31, 2023 and 2022, each of the Company’s facilities were leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 64 tenants out of 107 who were related parties as of December 31, 2023 and 41 tenants out of 79 who were related parties as of December 31, 2022. Most of the lease agreements are triple net leases.

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

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties:

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	49.49%	50.51%	$1,045,506	3.00%	1.07%	8/1/2025	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.49%	50.51%	1,353,655	3.00%	1.39%	8/1/2025	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.49%	50.51%	1,089,527	3.00%	1.12%	8/1/2025	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	49.49%	50.51%	1,309,634	3.00%	1.35%	8/1/2025	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.49%	50.51%	1,100,532	3.00%	1.13%	8/1/2025	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.49%	50.51%	1,045,506	3.00%	1.07%	8/1/2025	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.49%	50.51%	1,133,548	3.00%	1.16%	8/1/2025	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.49%	50.51%	891,431	3.00%	0.92%	8/1/2025	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.49%	50.51%	638,309	3.00%	0.66%	8/1/2025	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.49%	50.51%	1,518,735	3.00%	1.56%	8/1/2025	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	49.49%	50.51%	946,458	3.00%	0.97%	8/1/2025	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.49%	50.51%	792,383	3.00%	0.81%	8/1/2025	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	49.49%	50.51%	726,351	3.00%	0.75%	8/1/2025	2 five year

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/ Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	498,351	Varies between $12,000 and $24,000 annually	0.51%	3/31/2031	None
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	50.00%	50.00%	549,885	3.00%	0.56%	6/1/2024	2 five year
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%	1,005,313	3.00%	1.03%	2/28/2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	1,038,000	None	1.07%	12/30/2025	None
IL	Forest View Nursing Realty, LLC	Forest View Rehabilitation and Nursing Center, LLC	50.00%	50.00%	1,215,483	3.00%	1.25%	12/1/2024	2 five year
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	1,260,000	None	1.29%	5/31/2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,575,348	None	1.62%	3/1/2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	1,788,365	3.00%	1.84%	9/1/2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,134,570	3.00%	2.19%	2/28/2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,961,604	None	2.01%	11/1/2027	None
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	50.00%	50.00%	116,678	3.00%	0.12%	6/1/2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	50.00%	50.00%	2,409,998	3.00%	2.48%	2/28/2026	2 five year
IL	Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,454,187	3.00%	2.52%	12/1/2024	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%	2,547,713	3.00%	2.62%	2/28/2026	2 five year
IL	Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehab center, LLC	50.00%	50.00%	$637,092	None	0.65%	6/1/2031	None

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

Guarantees from Related Parties

As of December 31, 2023 and 2022, Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries.

Balances with Related Parties

	December 31,
	2023	2022
	(amounts in $000s)
Straight-line rent receivable	$18,921	$11,591
Tenant portion of replacement reserve	$9,683	$10,227
Notes receivable	$7,075	$7,816

Payments from Related Parties

	Years ended December 31,
	2023	2022
	(amounts in $000s)
Rental income received from related parties	$56,988	$54,386

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Other Related Party Relationships

On December 31, 2023 and 2022, the Company had approximately $1.2 million and $4.7 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank.

On June 14, 2022, the Company purchased a 7% note receivable with an outstanding balance of $8 million from Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note is interest only with a balloon payment due July 1, 2024. The note receivable is due from certain unaffiliated tenants.

NOTE 12. Income Taxes

The Company elected and qualified to be taxed as a REIT for federal income tax purposes.

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

The Company follows accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-than-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Management is not aware of any uncertain tax positions that would have material effect on the Company’s consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		December 31,
		2023		2022
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable, other debt, and bonds	3	$539,145	533,055	$455,415	454,523

Notes receivable	3	$17,706	17,460	$19,419	18,479

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On February 8 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $26.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%.

On February 20, 2024 the Company entered into a new, replacement master lease for the properties included in the Indiana acquisition completed in August of 2023. The tenant remains a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. The new master lease has an initial term of ten years and is subject to 2 five-year extensions. The initial annual base rent for the properties is $14.5 million dollars and is subject to annual increases of 3%. In connection with the new master lease, the existing purchase option held by the tenant, which was granted by the prior owner of the properties, of $127.0 million was terminated. Consideration for the termination of the purchase option and inducement for entering into the new, replacement master lease was $18.0 million paid to the tenants. The $18.0 million payment was funded by cash and the proceeds from the additional Series D Bond issuance in February 2024.

NOTE 15. Financing Income (Expenses), Net

	Year ended December 31,
	2023	2022
	(Amounts in $000’s)
Financing expenses
Interest expenses with respect to bonds	$(6,669)	$(7,062)
Interest expenses on loans from banks and others	(18,693)	(14,071)
Interest expenses with respect to leases	(73)	(80)
Other financing expenses (including related parties), net	(275)	(95)
Total financing expenses	$(25,710)	$(21,308)
Financing income	$1,267	$801
Interest Expense, Net	$(24,443)	$(20,507)

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries
Schedule III

Real Estate and Accumulated Depreciation

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired

1020 West Vine St, LLC	IN	SNF	$73,704	5,373,301	552,994	$73,704	5,373,301	552,994	5,999,999	2,014,053	1968	5/1/2015
12803 Lenover Street Realty, LLC	IN	SNF	749,235	11,715,266	707,200	749,235	11,715,266	707,200	13,171,701	5,261,743	1898	12/28/2012
1600 East Liberty Street Realty, LLC	IN	SNF	226,684	8,613,047	684,202	226,684	8,613,047	684,202	9,523,933	3,670,929	1973	12/28/2012
1601 Hospital Dr Realty, LLC	IN	SNF	374,029	6,536,475	574,959	374,029	6,536,475	574,959	7,485,463	2,809,600	1981	12/28/2012
2055 Heritage Dr Realty, LLC	IN	SNF	397,029	6,567,012	592,208	397,029	6,567,012	592,208	7,556,249	2,960,970	1978	12/28/2012
3895 Keystone Ave Realty, LLC	IN	SNF	905,829	5,401,715	465,715	905,829	5,401,715	465,715	6,773,259	2,354,758	1985	12/28/2012
405 Rio Vista Lane Realty, LLC	IN	SNF	851,889	3,190,949	277,894	851,889	3,190,949	277,894	4,320,732	1,845,377	1965	12/28/2012
950 Cross Ave Realty, LLC	IN	SNF	1,055,229	8,223,435	793,445	1,055,229	8,223,435	793,445	10,072,109	3,733,139	1972	12/28/2012
958 East Highway 46 Realty, LLC	IN	SNF	1,424,142	12,353,018	494,464	1,424,142	12,353,018	494,464	14,271,624	4,798,322	1975	12/28/2012
1350 North Todd St, LLC	IN	SNF	76,959	3,151,485	371,556	76,959	3,151,485	371,556	3,600,000	1,876,239	1976	12/28/2012
1712 Leland Drive Realty, LLC	IN	SNF	158,995	5,399,959	441,046	158,995	5,399,959	441,046	6,000,000	2,517,249	1977	5/1/2015
253 Bradington Drive, LLC	IL	SNF	533,575	6,030,915	535,510	533,575	6,030,915	535,510	7,100,000	3,288,680	1993	4/1/2011
1621 Coit Road Realty, LLC	TX	SNF	1,466,005	6,428,360	771,979	1,466,005	6,428,360	771,979	8,666,344	3,628,307	1977	7/1/2015
8200 National Ave Realty, LLC	OK	SNF/LTACH	1,941,555	8,519,002	781,484	1,941,555	8,519,002	781,484	11,242,041	3,194,366	1989	7/1/2015
2301 North Oregon Realty, LLC	TX	SNF/LTACH	460,109	9,224,188	1,017,263	460,109	9,224,188	1,017,263	10,701,560	3,841,287	1970	7/1/2015
5601 Plum Creek Drive Realty, LLC	TX	SNF/LTACH	1,110,560	8,585,477	694,019	1,110,560	8,585,477	694,019	10,390,056	3,783,211	1985	7/1/2015
107 South Lincoln Street LLC	IL	SNF	69,401	3,401,111	488,487	-	-	-	-	-	1974	11/26/2014
1623 West Delmar Ave, LLC	IL	SNF	369,094	2,188,077	257,828	369,094	2,188,077	257,828	2,814,999	1,220,542	1962	11/26/2014
393 Edwardsville Road LLC	IL	SNF	251,415	3,426,747	387,838	251,415	3,426,747	387,838	4,066,000	1,816,879	1971	11/26/2014
911 South 3rd St Realty LLC	MI	SNF	289,936	4,022,959	387,105	289,936	4,022,959	387,105	4,700,000	1,911,642	1969	5/22/2015
516 West Frech St, LLC	IL	SNF	85,518	1,697,527	266,955	85,518	1,697,527	266,955	2,050,000	1,720,303	1974	9/28/2011
1316 North Tibbs Avenue Realty LLC	IN	SNF	323,226	2,940,959	335,816	323,226	2,940,959	335,816	3,600,001	1,588,690	1976	6/1/2014

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired

3090 Five Points Hartford Realty, LLC	OH	SNF	114,614	1,348,246	155,890	114,614	1,348,246	155,890	1,618,750	1,286,468	1950	8/1/2015
3121 Glanzman Rd Realty, LLC	OH	SNF	211,543	2,977,780	329,427	211,543	2,977,780	329,427	3,518,750	1,802,967	1959	8/1/2015
620 West Strub Rd Realty, LLC	OH	SNF	140,266	2,785,910	192,574	140,266	2,785,910	192,574	3,118,750	1,655,313	1978	8/1/2015
4250 Sodom Hutchings Road Realty, LLC	OH	SNF	41,548	581,176	96,026	41,548	581,176	96,026	718,750	645,233	1975	8/1/2015
Ambassador Nursing Realty, LLC	IL	SNF	2,344,176	5,891,870	991,190	2,344,176	5,891,870	991,190	9,227,236	4,030,513	1976	4/1/2008
Momence Meadows Realty, LLC	IL	SNF	185,405	5,861,271	703,325	185,405	5,861,271	703,325	6,750,001	3,888,263	1974	8/2/2006
Oak Lawn Nursing Realty, LLC	IL	SNF	808,226	3,388,277	403,497	808,226	3,388,277	403,497	4,600,000	2,506,459	1964	4/30/2012
Forest View Nursing Realty, LLC	IL	SNF	392,245	6,288,479	819,276	392,245	6,288,479	819,276	7,500,000	2,850,300	1975	11/25/2013
Lincoln Park Holdings, LLC	IL	SNF	4,322,851	6,815,753	861,396	4,322,851	6,815,753	861,396	12,000,000	2,994,356	1973	11/26/2014
Continental Realty, LLC	IL	SNF	3,392,263	6,659,835	720,666	3,392,263	6,659,835	720,666	10,772,764	4,960,374	1976	4/2/2008
Westshire Realty, LLC	IL	SNF	356,185	22,165,811	2,253,929	356,185	22,165,811	2,253,929	24,775,925	10,001,998	1974	7/26/2013
Belhaven Realty, LLC	IL	SNF	2,298,858	7,026,385	924,756	2,298,858	7,026,385	924,756	10,249,999	6,144,461	1985	6/1/2006
West Suburban Nursing Realty, LLC	IL	SNF	1,061,095	11,501,970	1,336,935	1,061,095	11,501,970	1,336,935	13,900,000	6,874,212	1975	11/2/2007
Niles Nursing Realty, LLC	IL	SNF	3,115,279	21,168,943	1,715,779	3,115,279	21,168,943	1,715,779	26,000,001	9,744,838	1974	8/25/2012
Parkshore Estates Nursing Realty, LLC	IL	SNF	450,232	18,186,687	1,747,280	450,232	18,186,687	1,747,280	20,384,199	6,931,505	1975	2/5/2015
Midway Neurological and Rehab Realty, LLC	IL	SNF	1,436,736	15,856,182	1,707,081	1,436,736	15,856,182	1,707,081	18,999,999	11,700,105	1972	4/1/2005
115 Woodlawn Drive, LLC	TN	SNF	1,130,269	9,411,746	930,933	1,130,269	9,411,746	930,933	11,472,949	3,391,512	1995	8/1/2016
146 Buck Creek Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	6,907,704	683,254	8,420,513	2,489,183	1997	8/1/2016
704 5th Avenue East, LLC	TN	SNF	684,383	5,698,856	563,684	684,383	5,698,856	563,684	6,946,923	2,053,576	1964	8/1/2016
2501 River Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	6,907,704	683,254	8,420,513	2,489,183	1964	8/1/2016
202 Enon Springs East, LLC	TN	SNF	943,619	7,857,513	777,201	943,619	7,857,513	777,201	9,578,333	2,831,446	1974	8/1/2016
140 Technology Lane, LLC	TN	SNF	871,033	7,253,089	717,416	871,033	7,253,089	717,416	8,841,538	2,613,643	2007	8/1/2016
835 Union Street, LLC	TN	SNF	995,467	8,289,244	819,904	995,467	8,289,244	819,904	10,104,615	2,987,020	1962	8/1/2016
308 West Maple Avenue, LLC	KY	SNF	995,467	8,289,244	819,904	995,467	8,289,244	819,904	10,104,615	2,987,020	1970	8/1/2016
Big H2O - Land Rising Sun	IN		772,847	-	-	772,847	-	-	772,847	-		12/1/2012
1585 Perry Worth, LLC	IN	SNF	98,516	820,342	81,142	98,516	820,342	81,142	1,000,000	252,175	1967	7/17/2017
1155 Eastern Parkway, LLC	KY	SNF	1,147,712	18,894,131	1,708,157	1,147,712	18,894,131	1,708,157	21,750,000	5,314,614	1973	9/1/2017
1015 Magazine Street, LLC	KY	SNF	2,750,000	3,060,000	690,000	2,750,000	3,060,000	690,000	6,500,000	3,067,130	1981	5/1/2018
5301 Wheeler Avenue, LLC	AR	SNF	400,000	3,147,874	877,500	400,000	3,147,874	877,500	4,425,374	2,114,491	1967	8/29/2018
414 Massey Avenue, LLC	AR	SNF	125,000	845,359	240,000	125,000	845,359	240,000	1,210,359	588,788	1994	8/29/2018
706 Oak Grove Street, LLC	AR	SNF	300,000	2,641,399	727,500	300,000	2,641,399	727,500	3,668,899	1,652,599	1965	8/29/2018
8701 Riley Dr., LLC	AR	SNF	950,000	3,295,319	1,050,000	950,000	3,295,319	1,050,000	5,295,319	2,924,477	1979	8/29/2018
1516 Cumberland Street, LLC	AR	SNF	325,000	3,313,843	900,000	325,000	3,313,843	900,000	4,538,843	1,830,482	1971	8/29/2018
5720 West Markham Street, LLC	AR	SNF	600,000	4,069,851	1,155,000	600,000	4,069,851	1,155,000	5,824,851	1,893,030	1973	8/29/2018
2501 John Ashley Dr.,LLC	AR	SNF	550,000	3,695,319	1,050,000	550,000	3,695,319	1,050,000	5,295,319	3,110,291	1969	8/29/2018
1513 S. Dixieland Road, LLC	AR	SNF	275,000	3,060,608	825,000	275,000	3,060,608	825,000	4,160,608	1,786,912	1968	8/29/2018
826 North Street, Stamps, LLC	AR	SNF	225,000	2,625,428	705,000	225,000	2,625,428	705,000	3,555,428	1,493,959	1971	8/29/2018
900 Gagel Avenue, LLC	KY	SNF	1,250,000	2,390,000	360,000	1,250,000	2,390,000	360,000	4,000,000	1,560,890	1970	8/30/2018
120 Life Care Way, LLC	KY	SNF	200,000	5,863,133	750,000	200,000	5,863,133	750,000	6,813,133	2,040,178	1974	2/19/2019
1033 North Highway 11, LLC	KY	SNF	450,000	5,976,921	795,000	450,000	5,976,921	795,000	7,221,921	1,997,941	1978	2/19/2019
945 West Russell Street, LLC	KY	SNF	350,000	6,076,921	795,000	350,000	6,076,921	795,000	7,221,921	1,843,841	1979	2/19/2019
9209 Dollarway Road, LLC	AR	SNF	500,000	5,450,000	900,000	500,000	5,450,000	900,000	6,850,000	2,611,255	2001	3/27/2019

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired

727 North 17th St, LLC 3523 Wickenhauser, LLC	IL	SNF	613,116	3,856,645	663,640	613,116	3,856,645	663,640	5,133,401	1,494,310	1969, 1971	1/1/2019
326 Lindley Lane, LLC	AR	SNF	250,000	2,917,353	720,000	250,000	2,917,353	720,000	3,887,353	1,393,649	2001	4/10/2019
2821 West Dixon Road, LLC	AR	SNF	400,000	4,817,873	354,000	400,000	4,817,873	354,000	5,571,873	2,232,328	1950	4/10/2019
552 Golf Links Road, LLC	AR	SNF	500,000	3,511,981	912,000	500,000	3,511,981	912,000	4,923,981	1,804,188	1978	4/10/2019
9300 Ballard Road, LLC	IL	SNF	285,000	12,467,584	1,470,053	285,000	12,467,584	1,391,952	14,144,536	4,008,960	1974	6/28/2019
Land in Covington	KY	N/A	94,922	-	-	94,922	-	-	94,922	-	N/A	11/6/2015
2400 Chateau Drive Realty, LLC	IN	SNF	327,804	2,538,755	283,441	327,804	2,538,755	283,441	3,150,000	748,392	1972	11/13/2019
203 Bruce Court, LLC	KY	SNF	150,000	3,755,896	477,000	150,000	3,755,896	477,000	4,382,896	1,354,433	1972	6/1/2020
4343 Kennedy Drive LLC	IL	SNF	1,650,000	1,615,000	735,000	1,650,000	1,615,000	735,000	4,000,000	895,354	2009	10/1/2020
505 North Roan Street, LLC	TN	SNF	650,000	10,171,216	504,000	650,000	10,171,216	504,000	11,325,216	1,031,028	2005	8/25/2021
14510 Highway 79, LLC	TN	SNF	525,000	5,117,868	396,000	525,000	5,117,868	396,000	6,038,868	784,702	1969	8/25/2021
6500 Kirby Gate Boulevard, LLC	TN	SNF	1,250,000	17,345,000	405,000	1,250,000	17,345,000	405,000	19,000,000	1,376,258	2015	8/25/2021
978 Highway 11 South, LLC	TN	SNF	250,000	9,965,900	540,000	250,000	9,965,900	540,000	10,755,900	1,060,140	1966	8/25/2021
2830 Highway 394, LLC	TN	SNF	475,000	27,625,000	900,000	475,000	27,625,000	900,000	29,000,000	2,110,678	2017	8/25/2021
1253 Lake Barkley Drive, LLC	KY	SNF	175,000	4,496,940	195,000	175,000	4,496,940	195,000	4,866,940	741,121	1968	8/25/2021
1123 Rockdale	MA	Vacant	-	1,200,000	-	-	1,200,000	-	1,200,000	-
420 Jett Drive, LLC	KY	SNF	100,000	4,700,000	1,200,000	100,000	4,700,000	1,200,000	6,000,000	397,409	1971	1/5/2023
8400 Clearvista Place, LLC	IN	ALF	199,550	4,939,068	1,140,000	199,550	4,939,068	1,140,000	6,278,618	128,388	1985	8/25/2023
8400 Clearvista Place, LLC	IN	SNF	199,550	2,504,532	270,000	199,550	2,504,532	270,000	2,974,082	43,672	1985	8/25/2023
524 Anderson Road, LLC	IN	SNF	182,300	2,522,236	600,000	182,300	2,522,236	600,000	3,304,536	76,831	1984	8/25/2023
640 West Ellsworth Street, LLC	IN	SNF	36,300	3,750,050	840,000	36,300	3,750,050	840,000	4,626,350	110,609	1957	8/25/2023
11563 West 300 South LLC	IN	SNF	47,200	2,026,277	460,000	47,200	2,026,277	460,000	2,533,477	55,493	1969	8/25/2023
5544 East State Boulevard, LLC	IN	SNF	492,800	2,978,021	770,000	492,800	2,978,021	770,000	4,240,821	94,999	1964	8/25/2023
548 South 100 West, LLC	IN	SNF	86,000	2,843,914	650,000	86,000	2,843,914	650,000	3,579,914	78,190	1973	8/25/2023
2901 West 37th Avenue, LLC	IN	SNF	702,800	4,255,515	1,100,000	702,800	4,255,515	1,100,000	6,058,315	125,861	1974	8/25/2023
1500 Grant Street, LLC	IN	SNF	118,700	3,712,725	850,000	118,700	3,712,725	850,000	4,681,425	110,786	1968	8/25/2023
787 North Detroit Street, LLC	IN	ALF	50,400	4,457,159	1,000,000	50,400	4,457,159	1,000,000	5,507,559	121,242	1970	8/25/2023
787 North Detroit Street, LLC	IN	SNF	50,400	800,885	85,000	50,400	800,885	85,000	936,285	19,841	1978	8/25/2023
981 Beechwood Avenue, LLC	IN	SNF	29,600	2,674,936	600,000	29,600	2,674,936	600,000	3,304,536	72,753	1974	8/25/2023
317 Blair Pike, LLC	IN	SNF	72,800	5,787,027	1,300,000	72,800	5,787,027	1,300,000	7,159,827	170,950	1966	8/25/2023
815 West Washington Street, LLC	IN	SNF	44,100	2,660,436	600,000	44,100	2,660,436	600,000	3,304,536	78,754	1966	8/25/2023
612 East 11th Street, LLC	IN	ALF	49,650	4,367,758	980,000	49,650	4,367,758	980,000	5,397,408	128,943	1967	8/25/2023
612 East 11th Street, LLC	IN	SNF	49,650	1,402,542	145,000	49,650	1,402,542	145,000	1,597,192	34,479	1967	8/25/2023
505 West Wolfe Street, LLC	IN	ALF	86,100	4,105,930	930,000	86,100	4,105,930	930,000	5,122,030	96,432	1970	8/25/2023
505 West Wolfe Street, LLC	IN	SNF	110,200	1,492,219	160,000	110,200	1,492,219	160,000	1,762,419	23,790	1970	8/25/2023
500 East Pickwick Drive, LLC	IN	SNF	206,500	2,768,489	660,000	206,500	2,768,489	660,000	3,634,989	73,426	1986	8/25/2023
300 Fairgrounds Road, LLC	IN	SNF	94,500	6,666,839	1,500,000	94,500	6,666,839	1,500,000	8,261,339	197,104	1977	8/25/2023
1900 Alber Street, LLC	IN	SNF	819,000	2,967,350	840,000	819,000	2,967,350	840,000	4,626,350	92,839	1969	8/25/2023
1720 Alber Street, LLC	IN	SNF	360,000	1,623,326	440,000	360,000	1,623,326	440,000	2,423,326	49,430	1970	8/25/2023
300 North Washington Street, LLC	IN	SNF	90,050	5,905,004	1,330,000	90,050	5,905,004	1,330,000	7,325,054	138,164	1984	8/25/2023
300 North Washington Street, LLC	IN	ALF	90,050	2,964,561	305,000	90,050	2,964,561	305,000	3,359,611	62,463	2000	8/25/2023

Total			$64,378,105	$603,616,917	$73,753,977	$64,308,704	$600,215,806	$73,187,389	$737,711,900	$219,397,676

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in total real estate and accumulated depreciation are as follows (in thousands):

	For the year ended December 31,
	2023	2022
Cost
Balance at beginning of the year	$633,749	632,036
Acquisitions	108,061	1,713
Disposals/other	(4,098)	-
Balance at end of the year	$737,712	633,749

Accumulated Depreciation
Balance at beginning of the year	$194,838	169,308
Depreciation	26,207	25,530
Dispositions/other	(1,647)	-
Balance at end of the year	$219,398	194,838

Net Real Estate	$518,314	438,911

The unaudited aggregate net tax value of real estate assets for federal income tax purposes as of December 31, 2023 is estimated to be $532,953,138.

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

