Form 10-K/A
period 2023-12-31
Strawberry Fields REIT, Inc.
filed 2024-05-08
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(Address of principal executive offices) (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $38,040,290.

As of May 8, 2024, there were 6,440,509 shares of the registrant’s common stock outstanding.

Audit Firm ID	Auditor Name:	Auditor Location:
400	HACKER, JOHNSON & SMITH PA	Tampa, Florida

EXPLANATORY NOTE

Strawberry Fields REIT, Inc. (the “Company”) is amending its Annual Report on Form 10-K to add Management’s Annual Report on Internal Control Over Financial Reporting to Part II, Item 9A.

Current certifications of the Company’s principal executive officer and principal financial officer are filed herewith pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In May 2013, the Internal Control – Integrated Framework (the “2013 Framework”) was released by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The 2013 Framework updates and formalizes the principles embedded in the original Internal Control-Integrated Framework issued in 1992 (the “1992 Framework”), incorporates business and operating environment changes and improves the original 1992 Framework’s ease of use and application.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

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

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

Exhibit	Description

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAWBERRY FIELDS REIT, INC.

By:	/s/ Moishe Gubin
Moishe Gubin
Chairman and Chief Executive Officer

Dated: May 8, 2024