Form 10-Q
period 2024-03-31
Strawberry Fields REIT, Inc.
filed 2024-05-14
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,436,128 shares of common stock, $0.0001 par value, issued and outstanding as of May 14, 2024.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$511,120	$518,314
Cash and cash equivalents	15,145	12,173
Restricted cash and equivalents	23,586	25,585
Straight-line rent receivable, net	24,302	23,334
Right of use lease assets	4,413	1,542
Goodwill, other intangible assets and lease rights	25,700	8,604
Deferred financing expenses	5,874	6,035
Notes receivable, net	17,280	17,706
Other assets	7,500	3,502
Total Assets	$634,920	$616,795

Liabilities
Accounts payable and accrued liabilities	$11,639	$16,907
Bonds, net	125,571	100,294
Notes payable and other debt	433,345	436,192
Operating lease liabilities	4,413	1,542
Other liabilities	11,728	14,587
Total Liabilities	$586,696	$569,522
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,468,508 and 6,487,856 shares issued and outstanding	$-	$-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid in capital	5,593	5,746
Accumulated other comprehensive income	697	529
Retained earnings	1,200	1,232
Total Stockholders’ Equity	$7,490	$7,507
Non-controlling interest	$40,734	$39,766
Total Equity	$48,224	$47,273
Total Liabilities and Equity	$634,920	$616,795

See accompanying notes to Condensed Consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenues
Rental revenues	$27,834	$24,247

Expenses:
Depreciation	$7,194	$6,231
Amortization	904	757
Loss on real estate investment impairment	-	2,451
General and administrative expenses	1,544	1,462
Property taxes	3,714	3,718
Facility rent expenses	193	136
Total expenses	$13,549	$14,755
Income from operations	14,285	9,492

Interest expense, net	$(7,732)	$(4,808)
Amortization of deferred financing costs	(161)	(130)
Mortgage insurance premium	(400)	(415)
Total interest expense	$(8,293)	$(5,353)
Net income	$5,992	$4,139
Less:
Net income attributable to non-controlling interest	5,246	3,644
Net income attributable to common stockholders	746	495
Other comprehensive income:
Gain due to foreign currency translation	1,350	2,318
Comprehensive income attributable to non-controlling interest	(1,182)	(2,041)
Comprehensive income	$914	$772
Net income attributable to common stockholders	746	495
Basic and diluted income per common share	$0.12	$0.08
Weighted average number of common shares outstanding	6,478,288	6,365,856

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,365,856	$5,792	$663	$1,403	$42,284	$50,142

Balance, December 31, 2023	6,487,856	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)	(153)	-	-	-	(153)
Dividends (unaudited)				(778)		(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	168	-	1,182	1,350
Net income (unaudited)	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$5,593	$697	$1,200	$40,734	$48,224

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$5,992	$4,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,098	6,988
Amortization of bond issuance costs	162	45
Loss on real estate investment impairment	-	2,451
Amortization of deferred financing costs	161	130
Increase (decrease) in other assets	(3,998)	21
Amortization of right of use assets	146	78
Foreign currency translation adjustments	805	449
Increase in straight-line rent receivables	(968)	(491)
Decrease in accounts payable and accrued liabilities and other liabilities	(8,127)	(3,756)
Decrease of operating lease liabilities	(146)	(78)
Net cash provided by operating activities	$2,125	$9,976

Cash flow from investing activities:
Purchase of lease rights	$(18,000)	$-
Purchase of real estate investments	-	(6,000)
Decrease in notes receivable	426	-
Principal payments of notes receivable	-	1,477
Net cash used in investing activities	$(17,574)	$(4,523)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$25,660	$10,389
Repayment of senior debt	(2,847)	(2,761)
Repayment of non-controlling interest redemption liability	-	(160)
Payment of dividends	(778)	(700)
Non-controlling interest distributions	(5,460)	(4,999)
Common stock repurchase	(153)	-
Net cash provided by financing activities	$16,422	$1,769
Increase in cash and cash equivalents and restricted cash and equivalents	$973	$7,222
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$37,758	$45,704
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$38,731	$52,926

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$9,620	$6,078
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$1,350	$2,318
Right of use assets obtained in exchange for operating lease liabilities	$3,017	$-

See accompanying notes to Condensed Consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership (“OP”). The Company owns approximately 12.6% of the outstanding OP units as of March 31, 2024 and December 31, 2023, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 100 healthcare properties with an aggregate of 12,449 licensed beds. The Company holds fee title to 97 of these properties and holds three properties under long-term leases. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the Condensed Consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim Condensed Consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s Condensed Consolidated financial position as of March 31, 2024, and the Condensed Consolidated results of operations and cash flows for the periods presented. The Condensed Consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a Condensed Consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s Condensed Consolidated balance sheets represents OP units not held by the Company and represents approximately 87.4% of the outstanding OP Units issued by the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively. OP Units are exchangeable 1 to 1 with shares of common stock. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On March 31, 2024 and December 31, 2023, the Company had $24.7 million and $22.7 million, respectively, on deposit in excess of federally insured limits. On April 30, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts held approximately $7.6 million and $0.9 million as of March 31, 2024 and December 31, 2023 respectively.

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the periods.

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

On March 31, 2024, the Company held four notes receivable with an outstanding balance of $17.3 million. The notes have maturities ranging from 2024 through 2046, and interest rates ranging from 2% to 11.50%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of March 31, 2024. As of December 31, 2023, the Company held four notes receivable for a total amount of $17.7 million. As of March 31, 2024, all of these notes are paid monthly and are current.

Market Concentration Risk

As of March 31, 2024 and December 31, 2023, the Company owned 97 properties and leased three and one property, respectively. The facilities are located in 9 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing beds or 33.9% of the Company’s total beds) and 39 of its total facilities in Indiana (which include 3,240 skilled nursing beds or 26.0% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At March 31, 2024 and 2023, there were 45,373,615 and 46,890,421 OP units outstanding which were potentially dilutive securities. During the three month periods ended March 31, 2024 and 2023, the assumed conversion of the OP units had no impact on basic income per share.

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

Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses, if any, are included in other income, in the Condensed Consolidated statements of income.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On March 31, 2024, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. On December 31, 2023, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the Condensed Consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The main provisions are:

1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).

2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.

3. Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.

4. Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit

5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

6. Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.

This Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

This adoption is not expected to have a significant impact on our condensed consolidated financial statements.

In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022- 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12- month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU 2022-06 issued in December 2022, defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	March 31,	December 31,
	2024	2023
	(amounts in $000’s)
MIP escrow accounts	$1,023	$794
Other escrow and debt deposits	1,232	737
Property tax and insurance escrow	3,988	6,842
Interest and expense reserve bonds escrow	5,022	3,924
HUD replacement reserves	12,321	13,288
Total restricted cash and equivalents	$23,586	$25,585

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

Interest and expense reserve bonds escrow - The indentures for the series C and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	March 31, 2024	December 31, 2023
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$576,044	$576,044
Equipment and personal property	2-18	97,359	97,359
Land	-	64,309	64,309
		737,712	737,712
Less: accumulated depreciation		(226,592)	(219,398)
Real estate investments, net		$511,120	$518,314

For the three-month periods ended March 31, 2024 and 2023, total depreciation expense was $7.2 million and $6.2 million, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On January 1, 2024, the Company commenced its lease for two skilled nursing facilities with 226 licensed beds near Johnson City, Tennessee. The lease includes a purchase option which the Company intends to exercise once certain conditions precedent are met.

On March 25, 2024, the Company entered into a purchase agreement for a property comprised of a 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The acquisition is for $5.85 million and the Company expects to fund the acquisition utilizing cash from the balance sheet.

Other Properties

In February 2023, one facility under our southern Illinois master lease was closed. The closure was made at the request of the tenant and mainly for efficiency reasons. This facility is under a master lease with two other facilities. The closing did not affect the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company has elected to sell the property. The Company has written off the remaining book value of this property and has recorded a loss on real estate investment impairment of approximately $2.5 million during the period ended March 31, 2023, since the facility is no longer licensed to operate as a skilled nursing facility. Additionally, the tenant continues to be responsible for ensuring the building is secure and paying utilities, real estate taxes and insurance bills.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2022
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(757)	(757)
Balances, March 31, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(45,025)	(45,025)
Net carrying amount	$1,323	9,552	10,875

Balances, December 31, 2023
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights	-	18,000	18,000
Amortization	-	(904)	(904)
Balances, March 31, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(48,200)	(48,200)
Net carrying amount	$1,323	24,377	25,700

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2024 (nine months)	3,592
2025	4,789
2026	2,447
2027	2,222
2028	1,837
Thereafter	9,490
Total	$24,377

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of March 31, 2024, and December 31, 2023, the Company had leased 109 facilities (100 properties) and 107 facilities (98 properties), respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. As of March 31, 2024, and December 31, 2023, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	March 31,	December 31,
	2024	2023
Cumulative number of facilities (properties)	109 (100)	107 (98)
Cumulative number of operational beds	12,449	12,201

The following table provides additional information regarding the properties/facilities leased by the Company as of March 31, 2024:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,240	38	1	39
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,304	12	2	14
Kentucky	1,163	11	-	11
Arkansas	1,568	14	-	14
Oklahoma	137	2	-	2
Texas	473	4	-	4
Total properties	12,449	106	3	109

Facility Type
Skilled Nursing Facilities	12,113	96	3	99
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	273	8	-	8
Total facilities	12,449	106	3	109

As of March 31, 2024, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)

2024 (nine months)	74,070
2025	89,445
2026	70,893
2027	71,641
2028	67,945
Thereafter	229,340
Total	$603,334

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	March 31,	December 31,
	2024	2023
Number of facilities leased and subleased to third parties	3	1
Number of operational beds	316	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the Condensed Consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility in Indiana and two skilled nursing facilities in Tennessee. The Tennessee facilities are under one lease. The Indiana lease has an initial term that expires on March 1, 2028, and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements. The Tennessee lease has an initial term that expires December 31, 2034, and has two five year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as a separate master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows:

	Three Month Period ended March 31,
	2024	2023
Operating lease cost	192	99

(Amount in $’000s)	March 31, 2024	December 31, 2023
Operating lease right of use assets	$4,413	$1,542
Operating lease liabilities	$4,413	$1,542
Weighted average remaining lease term-operating leases (in years)	8.10	4.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of March 31, 2024, reconciled to the Company’s operating lease liability presented on the Condensed Consolidated balance sheets are:

(Amounts in $’000s)
2024 (nine months)	550
2025	744
2026	754
2027	764
2028	468
Thereafter	1,934
Total	$5,214
Less Interest	(801)
Total operating lease liability	$4,413

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expenses under the leases for the three-month periods ended March 31, 2024 and 2023, were $53,000 and $52,000, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at March 31,	March 31,	December 31,
	2024	2024	2023
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$269,438	$271,340
Bank loans	8.84%	163,907	164,810
Series C and D Bonds	7.30%	127,006	102,995
Gross Notes Payable and other Debt		$560,351	$539,145
Debt issuance costs		(1,435)	(2,659)
Net Notes Payable and other Debt		$558,916	$536,486

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,	Amount

2024 (nine months)	17,138
2025	21,404
2026	124,795
2027	96,310
2028	70,455
Thereafter	230,249
$560,351

Debt Covenant Compliance

As of March 31, 2024 and December 31, 2023, the Company was party to approximately 41 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of March 31, 2024, the Company was in compliance with all financial and administrative covenants.

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, the rate was 8.84%). As of March 31, 2024 and December 31, 2023, total amounts outstanding were $97.9 million and $98.8 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, the rate was 8.84%). As of March 31, 2024 and December 31, 2023, total amounts outstanding were $66.0 million. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities).

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

Both credit facilities financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of March 31, 2024, the Company was in compliance with these loan covenants.

Senior Debt – Mortgage Loans Guaranteed by HUD

As of March 31, 2024 and December 31, 2023, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $269 million and $271 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of March 31, 2024 was 3.91% and December 31, 2023 was 3.93% (including the mortgage insurance premium).

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company increased the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds interest rate is 6.4% as of March 31, 2024. The effective weighted interest rate on these bonds, including those issued in the additional offering, is 7.4%. In June 2023, Standard & Poor’s provided rating for the Series A Bonds of ilA. Series A bonds were paid off on November 8, 2023.

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C Bonds with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%. As of March 31, 2024, and December 31, 2023, the outstanding balances of the Series C Bonds were $59.9 million and $60.8 million, respectively.

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

As of March 31, 2024, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of March 31, 2024, the ratio of outstanding Series C Bonds to fair value of the collateral was 51.7%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $171 million).

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

On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $26.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Series D Bonds were $67.1 million and $42.2 million, respectively.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of March 31, 2024.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $122 million).

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, and now has been dismissed.

In April of 2024, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a third complaint in the Circuit Court in Pulaski County, Arkansas. This third complaint had nearly identical claims as the federal case and the Illinois state court matter.

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

As noted above, the March 2020, January 2021 and April 2024 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. A subsidiary of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiary subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and/borrowers was not consummated because the underlying tenants of the properties surrendered their licenses to operate healthcare facilities on these properties.

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

As of March 31, 2024, 225,100 shares were available for grant. No shares were issued during the three month periods ended March 31, 2024 and 2023.

The Company is currently seeking to expand the Plan from 250,000 shares to 1,000,000 shares. This expansion is subject to shareholder approval and is listed as a proposal in the current proxy statement.

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

As of March 31, 2024, there were a total of 6,468,508 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 812 stockholders of record, including certain affiliates of the Company who held 938,722 of these shares.

As of March 31, 2024, there were 45,373,615 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 45,373,615 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of March 31, 2024.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Nahman Eingal	Former Chief Financial Officer and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of March 31, 2024 and December 31, 2023, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 66 tenants out of 109 who were related parties as of March 31, 2024 and 64 tenants out of 107 who were related parties as of December 31, 2023. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of March 31, 2024, in these states, the Company leased 39, 13 and 14 facilities, respectively to related parties.

Balances with Related Parties

	March 31, 2024	December 31, 2023
	(amounts in $000s)
Straight-line rent receivable	$15,516	$15,204
Tenant portion of replacement reserve	$9,039	$9,683
Notes receivable	$6,883	$7,075

Payments from and to Related Parties

	Three Months ended March 31,
	2024	2023
	(amounts in $000s)
Rental income received from related parties	$16,714	11,838

Other Related Party Relationships

On March 31, 2024 and December 31, 2023, the Company had approximately $2.5 million and $1.2 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

On June 14, 2022, the Company purchased an $8 million note held by Infinity Healthcare Management, a company controlled by Mr. Blisko and Mr. Gubin. The note was issued by certain unaffiliated tenants. It bears interest at 7% per annum, payable annually. The principal amount of the note becomes payable 120 days after the date on which tenants are first able to exercise the purchase option for the properties contained in their lease. The purchase option becomes exercisable upon the Company’s ability to deliver fee simple title to the properties. The Company does not have the ability to deliver title on March 31, 2024, due to underlying litigation. If the tenants do not exercise the option within this period, then the outstanding balance of the note will thereafter be payable in thirty-six (36) equal monthly installments of principal and interest.

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

		March 31, 2024		December 31, 2023
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$560,351	559,119	$539,145	$533,055
Notes receivable	3	$17,280	16,733	$17,706	$17,460

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On March 25, 2024 the Company entered into a purchase agreement for a property comprised of an 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The acquisition is for $5.85 million and the Company expects to fund the acquisition utilizing cash from the balance sheet. The Company expects to close this acquisition on June 1, 2024.

On April 1, 2024 the Company renewed the IN Master lease (original expiration date July 31, 2025) for 10 years with two 5 years options and added to the lease one more entity that was not part of the original lease. The base rent for the first year is $15.5 million with 3% annual escalations.

On April 30, 2024 the company sold a property 107 South Lincoln Street to The Village of Smithton, a municipality in Illinois. The building was sold to the municipality for $1. The Company paid $1.2M in related debt and closing fees for this transaction.

NOTE 15. Financing Income (Expenses), Net

	Three months ended March 31,
	2024	2023
	(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(2,284)	$(1,214)
Interest expenses on loans from banks and others	(5,631)	(3,858)
Interest expenses with respect to leases	(47)	(19)
Total financing expenses	$(7,962)	$(5,091)
Financing income	$230	$283
Interest Expense, Net	$(7,732)	$(4,808)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of March 31, 2024, the aggregate annualized average base rent under the leases for our properties was approximately $106.0 million.

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

Recent Developments

On January 1, 2024 the Company commenced its lease for two skilled nursing facilities with 226 licensed beds near Johnson City, Tennessee. The lease includes a purchase option which the Company intends to exercise once certain conditions precedent are met.

On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a gross amount of $26.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%; which equates to a coupon of approximately 7.7%.

On February 20, 2024 the Company entered into a new, replacement master lease for the properties included in the Indiana acquisition completed in August of 2023. The tenants remain a group affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. The new master lease has an initial term of ten years and is subject to 2 five-year extensions. The initial annual base rent for the properties is $14.5 million dollars and is subject to annual increases of 3%. In connection with the new master lease, the existing purchase option held by the tenant, which was granted by the prior owner of the properties, of $127.0 million was terminated. Consideration for the termination of the purchase option and inducement for entering into the new, replacement master lease was $18.0 million paid to the tenants. The $18.0 million payment was funded by cash and the proceeds from the additional Series D Bond issuance in February 2024.

On March 25, 2024 the Company entered into a purchase agreement for a property comprised of an 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The acquisition is for $5.85 million and the Company expects to fund the acquisition utilizing cash from the balance sheet. The Company anticipates closing on this acquisition on June 1, 2024.

On April 1, 2024 the Company renewed the IN Master lease (original expiration date July 31, 2025) for 10 years with two 5 years options and added to the lease one more entity that was not part of the original lease. The base rent for the first year is $15.5 million with 3% annual escalations.

On April 30, 2024 the company sold a property 107 South Lincoln Street to The Village of Smithton, a municipality in Illinois. The building was sold to the municipality for $1. The Company paid $1.2M in related debt and closing fees for this transaction.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases or to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 66 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Operating Results

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023:

	Three Months Ended March 31,		Increase /	Percentage
(amounts in thousands except per share data)	2024	2023	(Decrease)	Difference
Revenues:
Rental revenues	$27,834	$ 24, 247	$3,587	14.8%

Expenses:
Depreciation	7,194	6,231	963	15.5%
Amortization	904	757	147	19.4%
Loss on real estate investment impairment	-	2,451	(2,451)	(100)%
General and administrative expenses	1,544	1,462	82	5.6%
Property and other taxes	3,714	3,718	(4)	(0.1)%
Facility rent expenses	193	136	57	41.9%
Total Expenses	13,549	14,755	(1,206)	(8.2)%
Interest expense, net	7,732	4,808	2,924	60.8%
Amortization of interest expense	161	130	31	23.8%
Mortgage insurance premium	400	415	(15)	(3.6)%
Total Interest Expenses	8,293	5,353	2,940	54.9%

Net income	5,992	4,139	1,853	44.8%

Net income attributable to non-controlling interest	5,246	3,644	1,602	44.0%
Net income attributable to common stockholders	746	495	251	50.7%
Basic and diluted income per common share	$0.12	$0.08	0.04	50.0%

Rental revenues: The increase in Rental Revenues of $3.6 million or 14.8% is primarily due to rental income received from the new Indiana and Texas master leases. These increases were offset by lower revenue from the Landmark master lease.

Depreciation and Amortization: The increase in depreciation of $1.0 million or 15.5% relates to the depreciation associated with the August 2023 acquisition of the Indiana Facilities and which was offset by certain equipment and personal property having been fully depreciated between the quarters ended March 31, 2023, and March 31, 2024. The amortization increase is due to the February 2024 purchase of the new master lease for the properties included in the Indiana acquisition completed in August of 2023.

Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the rent received under the master lease, which has been paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value.

Interest expense, net: The increase in interest expense of $2.9 million or 60.8% is primarily related to additional interest payments for Series D Bonds, a second commercial bank loan facility obtained in connection with the August 2023 acquisition of the Indiana Facilities and increases in the floating rate on the Company’s commercial bank loan facilities.

Net Income: The increase in net income from $4.1 million during the quarter ended March 31, 2023 to $5.9 million for the three months ended March 31, 2024 is primarily due to increases in rental revenue (net of increase in real estate taxes) and the decline in real estate impairment losses offset by higher depreciation and interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

As of March 31, 2024, we had cash and cash equivalents and restricted cash and equivalents of $38.7 million. We also had the ability to offer an additional $111.3 million in Series C Bonds and an additional $55.1 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of March 31, 2024, on a Condensed Consolidated basis, we had total indebtedness of approximately $560.3 million, consisting of $269.4 million in HUD guaranteed debt, $127.0 million in net Series C Bonds and Series D bonds outstanding and $163.9 million in commercial mortgages loans. Under our Bonds and our commercial mortgages loans, we are subject to continuing covenants. Future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2028 we will be required to make four balloon payments under our debt, consisting of a payment of $51.9 million due under the Series C Bonds in 2026, a payment of $59.1 million due under the Series D Bonds in 2026, a payment of $86.1 million due under our commercial bank mortgage loan facility due in 2027 and a payment of $60.7 million due under our commercial bank mortgage loan facility due in 2028. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

(amounts in thousands)
Net cash provided by operating activities	$2,125	$9,976
Net cash used in investing activities	(17,574)	(4,523)
Net cash provided by financing activities	16,422	1,769
Net increase in cash and cash equivalents and restricted cash and cash equivalents	973	7,222
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	37,758	45,704
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$38,731	$52,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows (continued)

Net cash provided by operating activities for the three months ended March 31, 2024, was $2.1 million. It was comprised of net earnings of $6.0 million and depreciation and amortization of $8.1 million, offset by a decrease in accounts payable and accrued liabilities and other liabilities of $8.1 million, an increase in other assets, and amortization of right of use assets. Net cash provided by operating activities for the three months ended March 31, 2023, was $10.0 million primarily consisted of net earnings of $4.1 million, depreciation and amortization of $7.0 million and a loss on real estate investment impairment of $2.5 million. These amounts were offset by a decrease in accounts payable and accrued liabilities and other liabilities of $3.8 million.

Cash provided by investing activities for the three months ended March 31, 2024 mostly consists of an $18.0 million purchase of the replacement Indiana master lease. These properties were acquired in an acquisition completed in August of 2023. Cash used in investing activities for the three months ended March 31, 2023, was comprised of the acquisition of a new facility in Kentucky for $6.0 million and receipt of the principal payments on notes receivable.

Cash flows provided by financing activities for the three months ended March 31, 2024, were primarily comprised of $25.7 million proceeds from the issuance of Series D Bonds offset by $5.4 million for the distributions to non-controlling interest and the repayment of senior debt. Cash provided by financing activities for the three months ended March 31, 2023, were primarily comprised of a private placement of Series C Bonds which netted $10.4 million offset by non-controlling interest distributions and principal debt repayment.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of March 31, 2024, we had non-recourse mortgage loans of $269.4 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of March 31, 2024, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, rate was 8.84%). As of March 31, 2024, and December 31, 2023, total outstanding principal amount was $97.9 million and $98.8 million, respectively. This loan is collateralized by 21 properties owned by the Company.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, the rate was 8.84%). As of March 31, 2024, and December 31, 2023, total amounts outstanding were $66.0 million. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities). See note 4 of the financial statements included in Part I to this Form 10-Q.

The loan agreements covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of March 31, 2024, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series C Bonds and Series D Bonds.

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.3 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at March 31, 2024.

As of March 31, 2024, the outstanding principal amount of the Series C Bonds was NIS 220.5 million ($59.9 million).

The Series C Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Series D Bonds

On June 19, 2023, the Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. See Note 7 to the Condensed Consolidated Financial Statements included under Item 1 to this Form 10-Q .

On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $26.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%.

As of March 31, 2024, the outstanding principal amount of the Series D Bonds was NIS 247.0 million ($67.1 million).

The Series D Bonds are traded on the TASE.

Summary of fixed and variable loans

	March 31, 2024	December 31, 2023
	(Amounts in $000s)
Fixed rate loans	$396,444	$374,335
Variable rate loans	163,907	164,810
Gross Notes Payable and other Debt	$560,351	$539,145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2024 and 2023, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Three Months Ended March 31,
	2024	2023
(dollars in $000s)
Net income	$5,992	$4,139
Depreciation and amortization	8,098	6,988
Funds from Operations	14,090	11,127
Adjustments to FFO:
Straight-line rent	(968)	(491)
Loss on real estate investment impairment (1)	-	2,451
Funds from Operations, as Adjusted	$13,122	$13,087

(1) Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which was paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent Events

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report on 10-K filed on March 19, 2024, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2024.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of March 31, 2024, we had $59.9 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $67.1 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $433.3 million in senior debt notes, of which $269.4 million are HUD guaranteed debt at a fixed interest rate of 3.91% and $163.9 million (30.3% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of March 31, 2024 the rate was 8.84%). As of March 31, 2024, one-month SOFR was 5.34%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not responded to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, and now has been dismissed.

In April of 2024 . Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a third complaint in the Circuit Court in Pulaski County, Arkansas. This third complaint had nearly identical claims as the federal case and the Illinois state court matter.

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

As noted above, the March 2020, January 2021 and April 2024 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. A subsidiary of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiary subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and/borrowers was not consummated because the underlying tenants of the properties surrendered their licenses to operate healthcare facilities on these properties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first quarter of 2024.

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 19, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: May 14, 2024	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: May 14, 2024	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

