Form 10-Q
period 2024-06-30
Strawberry Fields REIT, Inc.
filed 2024-08-12
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,878,876 shares of common stock, $0.0001 par value, issued and outstanding as of August 12, 2024.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$509,925	$518,314
Cash and cash equivalents	16,122	12,173
Restricted cash and equivalents	25,996	25,585
Straight-line rent receivable, net	25,269	23,334
Right of use lease asset	4,267	1,542
Goodwill, other intangible assets and lease rights	24,493	8,604
Deferred financing expenses	5,712	6,035
Notes receivable, net	17,142	17,706
Other assets	6,948	3,502
Total Assets	$635,874	$616,795

Liabilities
Accounts payable and accrued liabilities	$16,648	$16,907
Bonds, net	122,819	100,294
Notes payable and other debt	429,050	436,192
Operating lease liability	4,267	1,542
Other liabilities	12,422	14,587
Total Liabilities	$585,206	$569,522
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 6,898,867 shares and 6,487,856 issued and outstanding	$-	$-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	5,086	5,746
Accumulated other comprehensive income	1,048	529
Retained earnings	1,304	1,232
Total Stockholders’ Equity	$7,438	$7,507
Non-controlling interest	$43,230	$39,766
Total Equity	$50,668	$47,273
Total Liabilities and Equity	$635,874	$616,795

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$57,106	$48,554	$29,272	$24,307

Expenses:
Depreciation	$14,214	$12,461	$7,020	$6,230
Amortization	2,111	1,514	1,207	757
Loss on real estate investment impairment	-	2,451	-	-
General and administrative expenses	3,643	2,413	2,101	951
Property taxes	7,161	7,435	3,446	3,717
Facility rent expenses	393	272	200	136
Total expenses	$27,522	$26,546	$13,974	$11,791
Income from operations	29,584	22,008	15,298	12,516

Interest expense, net	$(15,438)	$(10,118)	$(7,706)	$(5,310)
Amortization of deferred financing costs	(323)	(253)	(161)	(123)
Mortgage insurance premium	(791)	(833)	(391)	(418)
Total interest expense	$(16,552)	$(11,204)	$(8,258)	$(5,851)
Other loss:
Other expense	-	(983)	-	(983)
Net income	$13,032	$9,821	$7,040	$5,682
Less -
Net income attributable to non-controlling interest	(11,348)	(8,628)	(6,102)	(4,984)
Net income attributable to common stockholders	1,684	1,193	938	698
Other comprehensive income:
Gain due to foreign currency translation	3,985	4,284	2,635	1,966
Comprehensive income attributable to non-controlling interest	(3,466)	(3,765)	(2,284)	(1,724)
Comprehensive income	$2,203	$1,712	$1,289	$940
Net income attributable to common stockholders	$1,684	$1,193	938	698
Basic and diluted income per common share	$.26	$.19	$.14	$.11
Weighted average number of common shares outstanding	6,478,173	6,365,856	6,478,058	6,365,856

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,365,856	$5,792	$663	$1,403	$42,284	$50,142
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,998)	(4,998)
Net change in foreign currency translation (unaudited)	-	-	242	-	1,724	1,966
Net income (unaudited)	-	-	-	698	4,984	5,682
Balance, June 30, 2023 (unaudited)	6,365,856	$5,792	$905	$1,401	$43,994	$52,092

Balance, December 31, 2023	6,487,856	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)	(153)	-	-	-	(153)
Dividends (unaudited)	-	-	-	(778)	-	(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	168	-	1,182	1,350
Net income (unaudited)	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$5,593	$697	$1,200	$40,734	$48,224

Common Stock Retirement (unaudited)	(53,787)	(507)	-	-	-	(507)
OP Units Converted to Common Stock (unaudited)	484,146	-	-	-	-	-
Dividends (unaudited)	-	-	-	(834)	-	(834)
Non-controlling interest distributions (unaudited)	-	-		-	(5,890)	(5,890)
Net change in foreign currency translation (unaudited)	-	-	351	-	2,284	2,635
Net income (unaudited)	-	-	-	938	6,102	7,040
Balance, June 30, 2024 (unaudited)	6,898,867	$5,086	$1,048	$1,304	$43,230	$50,668

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$13,032	$9,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,325	13,975
Amortization of bond issuance costs	162	251
Loss on real estate investment impairment	-	2,451
Amortization of deferred financing costs	323	253
Increase in other assets	(3,446)	(774)
Amortization of right of use asset	292	158
Foreign currency translation adjustments	657	(324)
Increase in straight-line rent receivables, net	(1,935)	(787)
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(2,424)	687
Repayment of operating lease liability	(292)	(158)
Net cash provided by operating activities	$22,694	$25,553

Cash flow from investing activities:
Purchase of real estate investments	$(5,825)	$(6,031)
Purchase of lease rights	(18,000)	-
Principal payments of notes receivable	564	1,610
Net cash used in investing activities	$(23,261)	$(4,421)

Cash flows from financing activities:
Proceeds from senior debt, net	$-	$3,096
Proceeds from issuance of bonds, net	25,691	32,689
Repayment of senior debt	(7,142)	(8,371)
Repayment of non-controlling interest redemption liability	-	(15,753)
Payment of dividends	(1,612)	(1,400)
Non-controlling interest distributions	(11,350)	(9,997)
Common Stock Retirement	(660)	-
Net cash provided by financing activities	$4,927	$264
Increase in cash and cash equivalents and restricted cash and equivalents	$4,360	$21,396
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$37,758	$45,704
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$42,118	$67,100

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$15,075	$10,255
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$3,985	$4,284
Right of use lease asset obtained in exchange for operating lease liabilities	$3,017	$-

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 13.3% and 12.6% of the outstanding OP units as of June 30, 2024 and December 31, 2023, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 101 healthcare properties with an aggregate of 12,527 licensed beds. The Company holds fee title to 98 of these properties and holds 3 properties under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2024, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 86.7% and 87.4% of the outstanding OP Units issued by the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On June 30, 2024 and December 31, 2023, the Company had $27.9 million and $22.7 million, respectively, on deposit in excess of federally insured limits. On June 30, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts held approximately $8.1 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the periods ended June 30, 2024 and 2023.

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

On June 30, 2024, the Company held four notes receivable with an outstanding balance of $17.1 million. The notes have maturities ranging from 2024 through 2046, and interest rates ranging from 2% to 11.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of June 30, 2024. As of December 31, 2023, the Company held four notes receivable for a total amount of $17.7 million. As of June 30, 2024 all of these notes are paid monthly and are current.

Market Concentration Risk

As of June 30, 2024 and December 31, 2023, the Company owned 98 and 97 properties and leased 3 and 1 properties, respectively. The facilities are located in 9 states, with 40 of its total facilities in Indiana (which include 3,318 skilled nursing beds or 26% of the Company’s total beds) and 20 of its total facilities are located in Illinois (which include 4,226 skilled nursing beds or 33.7% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At June 30, 2024 and 2023, there were 44,889,469 and 45,436,232 OP units outstanding which were potentially dilutive securities. During the six month periods ended June 30, 2024 and 2023, the assumed conversion of the OP units had no impact on basic income per share.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On June 30, 2024, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. On December 31, 2023, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	June 30,	December 31,
	2024	2023
	(amounts in $000’s)
MIP escrow accounts	$1,250	$794
Other escrow and debt deposits	728	737
Property tax and insurance escrow	6,156	6,842
Interest and expense reserve bonds escrow	5,132	3,924
HUD replacement reserves	12,730	13,288
Total restricted cash and equivalents	$25,996	$25,585

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

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	June 30, 2024	December 31, 2023
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$580,489	$576,044
Equipment and personal property	2-18	98,218	97,359
Land	-	64,830	64,309
		743,537	737,712
Less: accumulated depreciation		(233,612)	(219,398)
Real estate investments, net		$509,925	$518,314

For the three-month periods ended June 30, 2024 and 2023, total depreciation expense was $7.0 million and $6.2 million, respectively. For the six-month periods ended June 30, 2024 and 2023, total depreciation expense was $14.2 million and $12.5 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On May 31, 2024, the Company purchased a property comprised of a 68-bed skilled nursing facility and 10-bed assisted living facility in Georgetown, IN. The acquisition was for $5.83 million and the Company funded the acquisition utilizing cash from the balance sheet.

Other Properties

In February 2023, one facility under our southern Illinois master lease was closed. The closure was made at the request of the tenant and mainly for efficiency reasons. This facility is under a master lease with two other facilities. The closing did not affect the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company has elected to sell the property. The Company has written off the remaining book value of this property and has recorded a loss on real estate investment impairment of approximately $2.5 million during the six-month period ended June 30, 2023, since the facility is no longer licensed to operate as a skilled nursing facility. The tenant continued to be responsible for ensuring the building is secure and paid utilities, real estate taxes and insurance bills. On April 30, 2024, the company sold the property to The Village of Smithton, a municipality in Illinois, and paid off the outstanding mortgage. The building was sold to the municipality for $1. The Company paid $1.2 million in related debt and closing costs.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2022
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(1,514)	(1,514)
Balances, June 30, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(45,782)	(45,782)
Net carrying amount	$1,323	$8,795	$10,118

Balances, December 31, 2023
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights	-	18,000	18,000
Amortization	-	(2,111)	(2,111)
Balances, June 30, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(49,407)	(49,407)
Net carrying amount	$1,323	$23,170	$24,493

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2024 (six months)	$2,414
2025	4,840
2026	2,475
2027	2,261
2028	1,876
Thereafter	9,304
Total	$23,170

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of June 30, 2024, and December 31, 2023, the Company had leased 110 facilities (98 properties) and 107 facilities (97 properties), respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. As of June 30, 2024, and December 31, 2023, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	June 30,	December 31,
	2024	2023
Cumulative number of facilities (properties)	110 (98)	107 (97)
Cumulative number of operational beds	12,527	12,201

The following table provides additional information regarding the facilities leased by the Company as of June 30, 2024:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,318	39	1	40
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,304	12	2	14
Kentucky	1,163	11	-	11
Arkansas	1,568	14	-	14
Oklahoma	137	2	-	2
Texas	473	4	-	4
Total Facilities	12,527	107	3	110

Facility Type
Skilled Nursing Facilities	12,181	97	3	100
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	283	8	-	8
Total facilities	12,527	107	3	110

As of June 30, 2024, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2024 (six month period)	$49,648
2025	96,711
2026	87,677
2027	88,935
2028	85,763
Thereafter	332,085
Total	$740,819

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	June 30,	December 31,
	2024	2023
Number of facilities leased and subleased to third parties	3	1
Number of operational beds	314	68

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Six Month Period ended June 30,		Three Month Period ended June 30,
	2024	2023	2024	2023
Operating lease cost	$384	197	132	99

	June 30, 2024	December 31, 2023
Operating lease right of use asset	$4,267	$1,542
Operating lease liability	$4,267	$1,542
Weighted average remaining lease term-operating leases (in years)	7.68	4.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of June 30, 2023, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2024 (six month period)	$367
2025	744
2026	754
2027	764
2028	468
Thereafter	1,926
Total	$5,023
Less Interest	(756)
Total operating lease liability	$4,267

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the six-month periods ended June 30, 2024 and 2023, was $107,000 and $105,000, respectively. Rental expense under the leases for the three-month periods ended June 30, 2024 and 2023, were $53,000 and $52,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt

Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at June 30,	June 30,	December 31,
	2024	2024	2023
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$266,086	$271,340
Bank loans	8.83%	162,964	164,810
Series C and D Bonds	7.22%	125,912	102,995
Gross Notes Payable and other Debt		$554,962	$539,145
Debt issuance costs		(3,093)	(2,659)
Net Notes Payable and other Debt		$551,869	$536,486

Principal payments on the Notes Payable and Other Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2024 (six-month period)	$14,036
2025	21,173
2026	122,426
2027	96,241
2028	70,384
Thereafter	230,702
$554,962

Debt Covenant Compliance

As of June 30, 2024 and December 31, 2023, the Company was party to approximately 40 and 41 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of June 30, 2024, the Company was in compliance with all financial and administrative covenants.

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company obtained a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The interest rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of June 30, 2024 the interest rate was 8.83%). As of June 30, 2024 and December 31, 2023, total amounts outstanding were $97.0 million and $98.8 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, the rate was 8.83%). As of June 30, 2024 and December 31, 2023, total amounts outstanding were $66.0 million. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Notes Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

Both credit facilities financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of June 30, 2024, the Company was in compliance with these loan covenants.

Senior Debt – Mortgage Loans Guaranteed by HUD

As of June 30, 2024 and December 31, 2023, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $266 million and $271 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of June 30, 2024 was 3.91% and December 31, 2023 was 3.93% (including the mortgage insurance premium).

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then, the Company increased the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds interest rate was 6.4% as of June 30, 2023. The effective weighted interest rate on these bonds, including those issued in the additional offering, is 7.4%. In June 2023, Standard & Poor’s provided rating for the Series A Bonds of ilA. Series A bonds were paid off on November 8, 2023.

Series C Bonds

In July 2021, the British Virgins Islands Company (BVI Company) completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C Bonds with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%. As of June 30, 2024 and December 31, 2023, the outstanding balances of the Series C Bonds were $58.7 million and $60.8 million, respectively.

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

As of June 30, 2024, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of June 30, 2024, the ratio of outstanding Series C Bonds to fair value of the collateral was 50.2%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $168 million).

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

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $26.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Series D Bonds were $65.7 million and $42.2 million, respectively.

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of June 30, 2024.

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. On January 11, 2023, the Cook County Circuit Court granting a motion to quash service on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, and now has been dismissed.

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

As noted above, the March 2020 and January 2021 and April 2024 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. A subsidiary of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiary subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and/borrowers was not consummated because the underlying tenants of the properties surrendered their licenses to operate healthcare facilities on these properties.

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares have been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares.

As of June 30, 2024, 1,000,000 shares were available for grant. No shares were issued during the six month periods ended June 30, 2024 and 2023.

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

As of June 30, 2024, there were a total of 6,898,867 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 1,331 stockholders of record, including certain affiliates of the Company who held 793,143 of these shares.

At June 30, 2024, there were 44,889,469 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 44,889,469 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of June 30, 2024.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of June 30, 2024 and December 31, 2023, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 66 tenants out of 110 who were related parties as of June 30, 2024, and 64 tenants out of 107 who were related parties as of December 31, 2023. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Illinois and Tennessee. As of June 30, 2024, in these states, the Company leased 40, 14 and 13 facilities, respectively to related parties.

Balances with Related Parties

	June 30, 2024	December 31, 2023
	(amounts in $000s)
Straight-line rent receivable	$15,865	$15,204
Tenant portion of replacement reserve	$9,831	$9,683
Notes receivable	$6,690	$7,075

Payments from and to Related Parties

	Six Months ended June 30,		Three Months ended June 30,
	2024	2023	2024	2023
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$35,149	26,286	$18,435	14,448

Other Related Party Relationships

On June 30, 2024 and December 31, 2023, the Company had approximately $3.1 million and $1.2 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		June 30, 2024		December 31, 2023
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$554,962	$556,158	$539,145	$533,055
Notes receivable, net	3	$17,142	17,045	$17,706	$17,460

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On July 12, 2024 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”).On August 1, 2024 the SEC declared the Registration Statement effective. In connection the Registration Statement the Company established an at-the-market equity program (the “ATM Program”). The ATM Program will allow the Company to issue and sell to the public from time to time, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to increase stock liquidity and facilitate growth.

On July 18, 2024 the Company entered into a purchase agreement for a property comprised of an 83-bed skilled nursing facility and 23 bed assisted living facility near Nashville, Tennessee. The acquisition is for $6.7 million. The Company expects to fund the acquisition by assuming existing debt on the facilities of $3.0 million and the balance of $3.7 million will be paid by the Company issuing common stock to the seller. The closing date of the transaction is expected before the end of third quarter in 2024.

On August 5, 2024, the Company issued 150 million NIS in Series A Bonds on the Tel Aviv stock exchange (“TASE”), which is approximately $38.0 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.97%. Repayment of the bond principal will occur in three annual payments on September 30th of the years 2024, 2025 and 2026. 6% of the principal will be paid in the years 2024 and 2025, with the remaining 88% due in 2026. Interest payments will be due concurrent with the principal payments on September 30th of the years 2024, 2025 and 2026. In addition, the investors in Series D bond were offered to exchange their holdings with certificates of Series A bonds at a conversion rate of 1.06884 bond A for each certificate of bond D. The conversion window has not yet been closed and the conversion has not yet been completed.

On August 5, 2024 the Company entered into a purchase agreement for two skilled nursing facilities with 254 licensed beds near San Antonio, TX. The acquisition is for $15.25 million. The Company expects to fund the acquisition utilizing cash from the balance sheet. The closing date of the transaction is expected before the end of third quarter in 2024.

NOTE 15. Financing Income (Expenses), Net

	Six months ended June 30,		Three months ended June 30
	2024	2023	2024	2023
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(4,735)	$(2,657)	$(2,451)	$(1,443)
Interest expenses on loans from banks and others	(11,118)	(7,982)	(5,487)	(4,124)
Interest expenses with respect to leases	(92)	(37)	(45)	(18)
Total financing expenses	$(15,945)	$(10,676)	$(7,983)	$(5,585)
Financing income	$507	$558	$277	$275
Interest Expense, Net	$(15,438)	$(10,118)	$(7,706)	$(5,310)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 101 healthcare properties with an aggregate of 12,527 licensed beds. We hold fee title to 98 of these properties and hold three properties under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of June 30, 2024, the aggregate annualized average base rent under the leases for our properties was approximately $106.7 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 13.3% of outstanding OP units.

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

On March 25, 2024 the Company entered into a purchase agreement for a property comprised of an 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The Company closed on the property May 31, 2024 for $5.83 million in an all cash transaction.

On April 1, 2024 the Company renewed the IN Master lease (original expiration date July 31, 2025) for 10 years with two 5 years options and added to the lease one more entity that was not part of the original lease. The base rent for the first year is $15.5 million with 3% annual escalations. On June 1, 2024 a second amendment was filed with this Master Lease to include the new property purchased in Georgetown, Indiana.

On April 30, 2024 the company sold a property 107 South Lincoln Street to The Village of Smithton, a municipality in Illinois and paid off the existing mortgage. The building was sold to the municipality for $1. The Company paid $1.2 million in related debt and closing fees for this transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended June 30,		Increase /	Percentage
(dollars in thousands except per share data)	2024	2023	(Decrease)	Difference
Revenues:
Rental revenues	$29,272	$24,307	$4,965	20.4%

Expenses:
Depreciation	7,020	6,230	790	12.7%
Amortization	1,207	757	450	59.4%
General and administrative expenses	2,101	951	1,150	120.9%
Property and other taxes	3,446	3,717	(271)	(7.3)%
Facility rent expenses	200	136	64	47.1%
Total Expenses	13,974	11,791	2,183	15.6%
Interest expense, net	7,706	5,310	2,396	45.1%
Amortization of interest expense	161	123	38	30.9%
Mortgage insurance premium	391	418	(27)	(6.5)%
Total Interest Expenses	8,258	5,851	2,407	41.1%
Other expense
Miscellaneous expense	-	(983)	983	100%
Net income	7,040	5,682	1,358	23.9%
Net income attributable to non-controlling interest	(6,102)	(4,984)	(1,118)	(22.4)%
Net income attributable to common stockholders	938	698	240	34.4%
Basic and diluted income per common share	$0.14	$0.11	$(0.03)	(27.3)%

Rental revenues: The increase in Rental Revenues of $5.0 million or 20.4% is due to higher income from the purchase of additional properties, annual lease escalations, and lease renewals.

Depreciation and Amortization: The increase in depreciation and amortization of $1.2 million or 17.7% is primarily due to new properties and lease rights purchased since June 30, 2023 offset by lower depreciation from fully depreciated assets.

General and administrative expenses: The increase in general and administrative expenses of $1.1 million or 120.9% reflects higher amounts for legal, insurance, corporate salaries and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $2.4 million or 45.1% is primarily due to an increase in the additional interest on a new loan from Popular Bank and a Series D Bonds issuance that occurred since 2Q 2023.

Miscellaneous expense: The decrease in miscellaneous expense of $1.0 million is a result of a fee paid in 2023 to an investment banking firm to cancel an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income from $5.7 million during the second quarter of 2023, to $7.0 million income during the second quarter of 2024 is primarily a result of higher rental income in the second quarter of 2024 offset by higher depreciation and amortization expenses, higher general and administrative expenses, higher property taxes, and an increase in interest expense.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2024	2023	(Decrease)	Difference
Revenues:
Rental revenues	$57,106	$48,554	$8,552	17.6%

Expenses:

Depreciation	14,214	12,461	1,753	14.1%
Amortization	2,111	1,514	597	39.4%
Loss on real estate investment impairment	-	2,451	(2,451)	(100.0)%
General and administrative expenses	3,643	2,413	1,231	51.0%
Property and other taxes	7,161	7,435	(274)	(3.7)%
Facility rent expenses	393	272	121	44.5%
Total Expenses	27,522	26,546	977	3.7%
Interest expense, net	15,438	10,118	5,320	52.6%
Amortization of interest expense	323	253	70	27.7%
Mortgage insurance premium	791	833	(42)	(5.0)%
Total Interest Expenses	16,552	11,204	5,348	47.7%
Other expense
Miscellaneous expense	-	(983)	983	100.0%

Net income	13,032	9,821	3,211	32.7%
Net income attributable to non-controlling interest	(11,348)	(8,628)	(2,720)	(31.5)%
Net income attributable to common stockholders	1,684	1,193	491	41.2%
Basic and diluted income per common share	$0.26	$0.19	$0.07	36.8%

Rental revenues: The increase in Rental revenue of $8.6 million or 17.6% is due to renegotiation of certain leases, acquisition of new properties, annual rent increases and renewal of leases.

Depreciation and Amortization: The increase in depreciation of $2.3 million or 16.8% is primarily purchases of new properties and lease rights offset by lower depreciation from fully depreciated assets.

Loss on real estate investment impairment: In February 2023, one facility under one of our southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which was paid without interruption. However, the closure did result in a write off of the remaining book value of the property and an impairment loss on the P&L. On April 30, 2024, the company sold the property to The Village of Smithton, a municipality in Illinois, and paid off the outstanding mortgage. The sale of the property did not result in any material P&L impact.

General and administrative: The increase in general and administrative of $1.2 million or 51.0% is primarily a result of higher insurance, higher corporate salaries and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $5.3 million or 47.7% is primarily related to an increase in the additional interest on a new loan from Popular Bank and a Series D Bonds issuance that occurred since 2Q 2023

Miscellaneous Expense: The decrease in miscellaneous expense of $1.0 million is the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income to $13.0 million in 2024 is primarily a result of higher rental income in 2024 offset by higher interest expenses, higher depreciation and amortization expenses, higher general and administrative expenses and the absence of a real estate impairment loss.

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

As of June 30, 2024, we had cash and cash equivalents and restricted cash and equivalents of $42.1 million. We also had the ability to offer an additional $168 million in Series C Bonds and an additional $120 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of June 30, 2024, on a condensed consolidated basis, we had total indebtedness of approximately $555.0 million, consisting of $266.1 million in HUD guaranteed debt, $125.9 million in Series C Bonds and Series D Bonds outstanding and $163.0 million in commercial mortgages loans. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2028 there are four balloon payment obligations consisting of a payment of $50.8 million due under the Series C Bonds in 2026, a payment of $57.8 million due under the Series D Bonds in 2026, a payment of $86.1 million due under our commercial bank mortgage loan facility due in 2027, and a payment of $60.7 million due under our commercial bank mortgage loan facility due in 2028. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

(dollars in thousands)
Net cash provided by operating activities	$22,694	$25,553
Net cash used in investing activities	(23,261)	(4,421)
Net cash provided by financing activities	4,927	264
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,360	21,396
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	37,758	45,704
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$42,118	$67,100

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities was $22.7 million for the six months ended June 30, 2024 and primarily consisted of net earnings of $13.0 million adjusted by depreciation and amortization of $16.3 million offset by an increase in assets of $3.4 million and a decrease in other accrued liabilities of $2.4 million. Net cash provided by operating activities was $25.6 million for the six months ended June 30, 2023 and primarily consisted of net earnings of $9.8 million adjusted by depreciation and amortization of $14.0 million and a loss on real estate impairment of $2.5 million.

Cash used in investing activities for the six months ended June 30, 2024 was comprised of $23.3 million for the acquisition of the rights to the Indiana Master Lease 2 as well as the new facility in Georgetown, Indiana. This was offset by $0.6 million in principal payments on notes receivable. Cash used in investing activities for the six months ended June 30, 2023 was comprised of the acquisition of a new facility in Kentucky for $6.0 million offset by $1.6 million of principal payments on notes receivable.

Cash provide by financing activities for the six months ended June 30, 2024 was comprised of proceeds from the issuance of Series D Bonds $25.7 million offset by Non-controlling interest distributions of $11.4 million, repayments of senior debt $7.1 million, dividend payments of $1.6 million and stock buybacks of $0.7 million. Cash provided by financing activities for the six months ended June 30, 2023 were primarily comprised of a private placement of Series C Bonds which netted $10.4 million, issuance of Series D Bonds which netted $22.3 million and a new HUD loan of $3.1 million. These amounts were offset by $8.4 million in principal debt payments, dividends paid to common shareholders of $1.4 million, a $10.0 million distribution to the non-controlling interest holders and repayment of non-controlling interest redemption liability of $15.8 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of June 30, 2024, we had non-recourse mortgage loans of $266.1 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of June 30, 2024, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of the June 30, 2024 the rate was 8.83%). As of June 30, 2024 and December 31, 2023, total outstanding principal amount was $97.0 million and $98.8 million, respectively. This loan is collateralized by 21 properties owned by the Company.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of June 30, 2024, the rate was 8.83%). As of June 30, 2024, and December 31, 2023, total amounts outstanding were $66.0 million. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities). See note 4 of the financial statements included in Part I to this Form 10-Q.

The loan agreement covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of June 30, 2024, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series C Bonds and Series D Bonds.

Series C Bonds

In July 2021, the Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at June 30, 2024.

As of June 30, 2024, the outstanding principal amount of the Series C Bonds was NIS 270.5 million ($58.7 million).

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

As of June 30, 2024, the outstanding principal amount of the Series D Bonds was NIS 247.0 million ($65.7 million).

The Series D Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Summary of fixed and variable loans

	June 30,	December 31,
	2024	2023
	(Amounts in $000s)
Fixed rate loans	$391,998	$374,335
Variable rate loans	162,964	164,810
Gross Notes Payable and other Debt	$554,962	$539,145

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

The following table reconciles our calculations of FFO and AFFO for the six and three months ended June 30, 2024 and 2023, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
(dollars in $1,000s)
Net income	$13,032	$9,821	$7,040	$5,682
Depreciation and amortization	16,324	13,975	8,228	6,987
Funds from Operations	29,356	23,796	15,268	12,669
Adjustments to FFO:
Straight-line rent	(1,935)	(787)	(967)	(296)
Loss on real estate investment impairment	-	2,451	-	-
Contract cancellation expense for proposed financing*	-	1,000	-	1,000

Funds from Operations, as Adjusted	$27,421	$26,460	$14,301	$13,373

* The Company incurred a non-recurring expense of $1.0 million in the second quarter of 2023 in connection the cancellation of a contract with an investment banking firm related to a proposed financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On July 12, 2024 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”).On August 1, 2024 the SEC declared the Registration Statement effective. In connection the Registration Statement the Company established an at-the-market equity program (the “ATM Program”). The ATM Program will allow the Company to issue and sell to the public from time to time, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to increase stock liquidity and facilitate growth.

On July 18, 2024 the Company entered into a purchase agreement for a property comprised of an 83-bed skilled nursing facility and 23 bed assisted living facility near Nashville, Tennessee. The acquisition is for $6.7 million. The Company expects to fund the acquisition by assuming existing debt on the facilities of $3.0 million and the balance of $3.7 million will be paid by the Company issuing common stock to the seller. The closing date of the transaction is expected before the end of third quarter in 2024.

On August 5, 2024, the Company issued 150 million NIS in Series A Bonds on the Tel Aviv stock exchange (“TASE”), which is approximately $38.0 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.97%. Repayment of the bond principal will occur in three annual payments on September 30th of the years 2024, 2025 and 2026. 6% of the principal will be paid in the years 2024 and 2025, with the remaining 88% due in 2026. Interest payments will be due concurrent with the principal payments on September 30th of the years 2024, 2025 and 2026. In addition, the investors in Series D bond were offered to exchange their holdings with certificates of Series A bonds at a conversion rate of 1.06884 bond A for each certificate of bond D. The conversion window has not yet been closed and the conversion has not yet been completed.

On August 5, 2024 the Company entered into a purchase agreement for two skilled nursing facilities with 254 licensed beds near San Antonio, TX. The acquisition is for $15.25 million. The Company expects to fund the acquisition utilizing cash from the balance sheet. The closing date of the transaction is expected before the end of third quarter in 2024.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report on 10-K filed on March 19, 2024 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2024.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of June 30, 2024, we had $ $58.7 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $65.7 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $429.1 million in senior debt notes, of which $266.1 million are HUD guaranteed debt at a fixed interest rate of 3.91% and $163.0 million (29.4% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2024 the rate was 8.83%). At June 30, 2024, one-month SOFR was 5.33%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants’ alleged failure to perform certain post-closing obligations under the purchase contracts. We have potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership is potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all of the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. We and the named defendants believe that the claims set forth in the complaints are without merit. The named defendants intend to vigorously defend the litigation and to assert counterclaims against the plaintiffs based on their failure to fulfil their obligations under the purchase contracts, interim management agreement, and operations transfer agreements. We believe this matter will be resolved without a material adverse effect to the Company.

As noted above, the March 2020 and January 2021 and April 2024 complaints also related to the Predecessor Company’s planned acquisition of five properties located in Massachusetts. A subsidiary of the Predecessor Company purchased loans related to these properties in 2018 for a price of $7.74 million with the expectation that the subsidiaries would acquire title to the properties and the loans would be retired. The subsidiaries subsequently advanced $3.1 million under the loans to satisfy other liabilities related to the properties. The planned acquisition/settlement with the sellers/owners and borrowers was not consummated because the underlying tenants of the properties surrendered their licenses to operate healthcare facilities on these properties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first half of 2024.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 19, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) condensed consolidated Balance Sheets, (ii) condensed consolidated Statements of Income and Comprehensive Income, (iii) condensed consolidated Statements of Changes in Equity, (iv) condensed consolidated Statements of Cash Flows, and (v) Notes to condensed consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: August 12, 2024	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: August 12, 2024	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

