Form 10-Q
period 2024-09-30
Strawberry Fields REIT, Inc.
filed 2024-11-08
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,481,015 shares of common stock, $0.0001 par value, issued and outstanding as of November 8, 2024.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$528,741	$518,314
Cash and cash equivalents	29,286	12,173
Restricted cash and equivalents	23,963	25,585
Straight-line rent receivable, net	26,335	23,334
Right of use lease asset	1,290	1,542
Goodwill, other intangible assets and lease rights	23,286	8,604
Deferred financing expenses	5,547	6,035
Notes receivable, net	16,819	17,706
Other assets	6,278	3,502
Total Assets	$661,545	$616,795

Liabilities
Accounts payable and accrued liabilities	$13,004	$16,907
Bonds, net	150,786	100,294
Notes payable and other debt	428,843	436,192
Operating lease liability	1,290	1,542
Other liabilities	12,403	14,587
Total Liabilities	$606,326	$569,522
Commitments and Contingencies (Note 8)
Equity
Common stock, $.0001 par value, 500,000,000 shares authorized, 7,411,828 shares and 6,487,856 issued and outstanding	$-	$-
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	10,350	5,746
Accumulated other comprehensive income	925	529
Retained earnings	1,339	1,232
Total Stockholders’ Equity	$12,614	$7,507
Non-controlling interest	$42,605	$39,766
Total Equity	$55,219	$47,273
Total Liabilities and Equity	$661,545	$616,795

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Revenues
Rental revenues	$86,570	$74,325	$29,464	$25,771

Expenses:
Depreciation	$21,348	$18,995	$7,134	$6,534
Amortization	3,318	2,271	1,207	757
Loss on real estate investment impairment	-	2,451	-	-
General and administrative expenses	5,064	3,974	1,428	1,560
Property taxes	10,650	11,152	3,481	3,717
Facility rent expenses	577	419	184	147
Total expenses	$40,957	$39,262	$13,434	$12,715

Income from operations	45,613	35,063	16,030	13,056

Interest expense, net	$(24,028)	$(17,983)	$(8,590)	$(7,865)
Amortization of deferred financing costs	(488)	(401)	(165)	(148)
Mortgage insurance premium	(1,164)	(1,253)	(374)	(420)
Total interest expense	$(25,680)	$(19,637)	$(9,129)	$(8,433)

Other (loss) Income:
Other expense	-	(982)	-	-
Foreign currency transaction gain	-	81	-	81
Net income	$19,933	$14,525	$6,901	$4,704
Less -
Net income attributable to non-controlling interest	(17,305)	(12,743)	(5,957)	(4,115)
Net income attributable to common stockholders	2,628	1,782	944	589
Other comprehensive income:
Gain (loss) due to foreign currency translation	3,116	7,325	(869)	3,041
Reclassification of foreign currency transaction gain	-	(81)	-	(81)
Comprehensive (income) loss attributable to non-controlling interest	(2,720)	(6,355)	746	(2,590)
Comprehensive income	$3,024	$2,671	$821	$959

Net income attributable to common stockholders	$2,628	$1,782	944	589
Basic and diluted income per common share	$.40	$.28	$.14	$0.09
Weighted average number of common shares outstanding	6,636,699	6,366,090	6,950,305	6,366,548

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total
Balance, December 31, 2022	6,365,856	$5,792	$386	$1,608	$41,598	$49,384
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,999)	(4,999)
Net change in foreign currency translation (unaudited)	-	-	277	-	2,041	2,318
Net income (unaudited)	-	-	-	495	3,644	4,139
Balance, March 31, 2023 (unaudited)	6,365,856	$5,792	$663	$1,403	$42,284	$50,142
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(4,998)	(4,998)
Net change in foreign currency translation (unaudited)	-	-	242	-	1,724	1,966
Net income (unaudited)	-	-	-	698	4,984	5,682
Balance, June 30, 2023 (unaudited)	6,365,856	$5,792	$905	$1,401	$43,994	$52,092
Issuance of common shares in exchange for OP units (unaudited)	63,658	-	-	-	-
Dividends (unaudited)	-	-	-	(700)	-	(700)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,158)	(5,158)
Net change in foreign currency translation (unaudited)	-	-	370	-	2,590	2,960
Net income (unaudited)	-	-	-	589	4,115	4,704
Balance, September 30, 2023 (unaudited)	6,429,514	$5,792	$1,275	$1,290	$45,541	$53,898

	Number of common shares	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total
Balance, December 31, 2023	6,487,856	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)	(153)	-	-	-	(153)
Dividends (unaudited)	-	-	-	(778)	-	(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	168	-	1,182	1,350
Net income (unaudited)	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$5,593	$697	$1,200	$40,734	$48,224

Common Stock Retirement (unaudited)	(53,787)	(507)	-	-	-	(507)
OP Units Converted to Common Stock (unaudited)	484,146	-	-	-	-	-
Dividends (unaudited)	-	-	-	(834)	-	(834)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,890)	(5,890)
Net change in foreign currency translation (unaudited)	-	-	351	-	2,284	2,635
Net income (unaudited)	-	-	-	938	6,102	7,040
Balance, June 30, 2024 (unaudited)	6,898,867	$5,086	$1,048	$1,304	$43,230	$50,668
Comon Stock Retirement (unaudited)	(32,568)	(213)	-	-	-	(213)
OP Units Converted to Common Stock (unaudited)	73,384	-	-	-	-	-
Common Stock Issued for Property Acquisition (unaudited)	264,884	3,078	-	-	-	3,078
ATM Stock Sales (unaudited)	207,261	2,399	-	-	-	2,399
Dividends (unaudited)	-	-	-	(909)	-	(909)
Non-controlling interest distributions (unaudited)	-	-	-	-	(5,836)	(5,836)
Net change in foreign currency translation (unaudited)	-	-	(123)	-	(746)	(869)
Net income (unaudited)	-	-	-	944	5,957	6,901
Balance, September 30, 2024 (unaudited)	7,411,828	$10,350	$925	$1,339	$42,605	$55,219

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$19,933	$14,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,666	21,266
Amortization of bond issuance costs	429	428
Loss on real estate investment impairment	-	2,451
Amortization of deferred financing costs	488	401
Increase in other assets	(2,776)	(2,270)
Amortization of right of use asset	419	238
Foreign currency transaction gain	-	(81)
Foreign currency translation adjustment	873	-
Increase in straight-line rent receivables, net	(3,001)	(1,232)
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(6,087)	6,518
Repayment of operating lease liability	(419)	(238)
Net cash provided by operating activities	$34,525	$42,006

Cash flow from investing activities:
Purchase of real estate investments	$(25,897)	$(108,062)
Purchase of lease rights	(18,000)	-
Increase in notes receivable	-	(6,500)
Principal payments of notes receivable	887	1,012
Net cash used in investing activities	$(43,010)	$(113,550)

Cash flows from financing activities:
Deferred financing cost	$-	$(808)
Proceeds from notes payable and other debt, net	-	69,208
Proceeds from issuance of bonds, net	62,765	52,382
Proceeds from ATM Stock Sales, net	2,399	-
Repayment of bonds	(10,459)	(11,187)
Repayment of notes payable and other debt	(10,149)	(15,727)
Repayment of non-controlling interest redemption liability	-	(15,753)
Payment of dividends	(2,521)	(2,100)
Non-controlling interest distributions	(17,186)	(15,155)
Common Stock Retirement	(873)	-
Net cash provided by financing activities	$23,976	$60,860
Increase (decrease) in cash and cash equivalents and restricted cash and equivalents	$15,491	$(10,684)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$37,758	$45,704
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$53,249	$35,020

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$26,060	$18,186
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$3,116	$7,244
Right of use lease asset obtained in exchange for operating lease liabilities	$3,017	$-
Right of use lease asset and lease liability terminated	$2,850	$-
Common shares issued for property acquisition	$3,078	$-
Assumption of notes payable and other debt for property acquisition	$2,800	$-

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 14.2% and 12.6% of the outstanding OP units as of September 30, 2024 and December 31, 2023, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. The Company’s portfolio consists of 104 healthcare properties with an aggregate of 12,889 licensed beds. The Company holds fee title to 103 of these properties and holds 1 property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2024, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2024.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 85.8% and 87.4% of the outstanding OP Units issued by the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On September 30, 2024 and December 31, 2023, the Company had $38.3 million and $22.7 million, respectively, on deposit in excess of federally insured limits. On June 30, 2023, the Company entered into Interbank Cash Sweep accounts to minimize exposure to loss of funds not federally insured. These sweep accounts held approximately $9.3 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

Building and improvements	7-54 years
Equipment and personal property	2-18 years

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the periods ended September 30, 2024 and 2023.

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

On September 30, 2024, the Company held four notes receivable with an outstanding balance of $16.8 million. The notes have maturities ranging from 2024 through 2046, and interest rates ranging from 2% to 11.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of September 30, 2024. As of December 31, 2023, the Company held four notes receivable for a total amount of $17.7 million. As of September 30, 2024 all of these notes are paid monthly and are current.

Market Concentration Risk

As of September 30, 2024 and December 31, 2023, the Company owned 103 and 97 properties and leased 1 property, respectively. The facilities are located in 9 states, with 40 of its total facilities in Indiana (which include 3,318 skilled nursing beds or 25.7% of the Company’s total beds) and 20 of its total facilities are located in Illinois (which include 4,226 skilled nursing beds or 32.8% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2024 and 2023, there were 44,816,085 and 45,436,232 OP units outstanding which were potentially dilutive securities. During the nine month periods ended September 30, 2024 and 2023, the assumed conversion of the OP units had no impact on basic income per share.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On September 30, 2024 and December 31, 2023, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	September 30,	December 31,
	2024	2023
	(amounts in $000’s)
MIP escrow accounts	$787	$794
Other escrow and debt deposits	274	737
Property tax and insurance escrow	4,935	6,842
Interest and expense reserve bonds escrow	6,305	3,924
HUD replacement reserves	11,662	13,288
Total restricted cash and equivalents	$23,963	$25,585

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

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	September 30, 2024	December 31, 2023
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-54	$598,732	$576,044
Equipment and personal property	2-18	104,069	97,359
Land	-	66,685	64,309
		769,486	737,712
Less: accumulated depreciation		(240,745)	(219,398)
Real estate investments, net		$528,741	$518,314

For the three-month periods ended September 30, 2024 and 2023, total depreciation expense was $7.1 million and $6.5 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, total depreciation expense was $21.3 million and $19.0 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On August 30, 2024 the Company completed the acquisition of two skilled nursing facilities with 254 licensed beds near San Antonio, TX. The acquisition was for $15.25 million. The Company funded the acquisition utilizing cash from the balance sheet.

On August 30, 2024 the Company exercised its purchase option for two skilled nursing facilities with 248 licensed beds near Johnson City, TN. The acquisition was for $4.0 million and the Company funded the acquisition utilizing cash from the balance sheet.

On September 25, 2024 the Company completed the acquisition for a property comprised of an 83-bed skilled nursing facility and 25 bed assisted living facility near Nashville, Tennessee. The acquisition was for $6.7 million and the Company funded the acquisition by assuming $2.8 million of existing debt on the facilities, $3.1 million was paid by the Company issuing common stock to the seller, and another $0.8 million by transferring other assets to the seller.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2022
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	1,323	10,309	11,632
Amortization	-	(2,271)	(2,271)
Balances, September 30, 2023
Gross	1,323	54,577	55,900
Accumulated amortization	-	(46,539)	(46,539)
Net carrying amount	$1,323	$8,038	$9,361

Balances, December 31, 2023
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights	-	18,000	18,000
Amortization	-	(3,318)	(3,318)
Balances, September 30, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(50,614)	(50,614)
Net carrying amount	$1,323	$21,963	$23,286

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2024 (three months)	$1,207
2025	4,840
2026	2,475
2027	2,261
2028	1,876
Thereafter	9,304
Total	$21,963

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of September 30, 2024, and December 31, 2023, the Company had leased 114 facilities (104 properties) and 107 facilities (97 properties), respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. As of September 30, 2024, and December 31, 2023, all of the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	September 30,	December 31,
	2024	2023
Cumulative number of facilities (properties)	114 (104)	107 (97)
Cumulative number of licensed beds	12,889	12,201

The following table provides additional information regarding the facilities leased by the Company as of September 30, 2024:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Arkansas	1,568	14	-	14
Illinois	4,226	20	-	20
Indiana	3,318	39	1	40
Kentucky	1,163	11	-	11
Michigan	100	1	-	1
Ohio	238	4	-	4
Oklahoma	137	2	-	2
Tennessee	1,412	16	-	16
Texas	727	6	-	6
Total Facilities	12,889	113	1	114

Facility Type
Skilled Nursing Facilities	12,528	102	1	103
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	298	9	-	9
Total facilities	12,889	113	1	114

As of September 30, 2024, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2024 (three month period)	$25,068
2025	98,251
2026	89,264
2027	90,569
2028	87,446
Thereafter	342,614
Total	$733,212

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

Right of use assets and operating lease liabilities are disclosed as separate line items in the condensed consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility in Indiana. The Indiana lease has an initial term that expires on March 1, 2028, and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements. The Company leased two other facilities in Tennessee starting in January 2024. However, The Company acquired these facilities on August 31, 2024 and the Tennessee facilities are now fully owned by The Company.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Nine Month Period ended September 30,		Three Month Period ended September 30,
	2024	2023	2024	2023
Operating lease cost	$564	296	180	99

	September30, 2024	December 31, 2023
Operating lease right of use asset	$1,290	$1,542
Operating lease liability	$1,290	$1,542
Weighted average remaining lease term-operating leases (in years)	3.3	4.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of September 30, 2024, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2024 (three month period)	$99
2025	397
2026	397
2027	397
2028	100
Total	$1,390
Less Interest	(100)
Total operating lease liability	$1,290

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the nine-month periods ended September 30, 2024 and 2023, was $160,000 and $157,000, respectively. Rental expense under the leases for the three-month periods ended September 30, 2024 and 2023, were $53,000 and $52,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt

Bonds, Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at September 30,	September 30,	December 31,
	2024	2024	2023
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$264,126	$271,340
Bank loans	8.42%	164,717	164,810
Series A, C and D Bonds	7.13%	155,665	102,995
Gross Bonds, Notes Payable and other Debt		$584,508	$539,145
Debt issuance costs		(4,879)	(2,659)
Net Bonds, Notes Payable and other Debt		$579,629	$536,486

Principal payments on the Bonds, Notes Payable and Other Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2024 (three-month period)	$3,252
2025	23,588
2026	161,854
2027	96,250
2028	70,250
Thereafter	229,314
$584,508

Debt Covenant Compliance

As of September 30, 2024 and December 31, 2023, the Company was party to approximately 42 and 41 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, DSCR (defined as debt service coverage ratio), and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of September 30, 2024, the Company was in compliance with all financial and administrative covenants.

Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company obtained a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The interest rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2024 the interest rate was 8.42%). As of September 30, 2024 and December 31, 2023, total amounts outstanding were $95.1 million and $98.8 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2024, the rate was 8.42%). As of September 30, 2024 and December 31, 2023, total amounts outstanding were $65.3 million and $66.0 million, respectively. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

Commercial Bank Mortgage Loan Facility (Cont.)

Both credit facilities financial covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of September 30, 2024, the Company was in compliance with these loan covenants.

Mortgage Loans Guaranteed by HUD

As of September 30, 2024 and December 31, 2023, the Company had HUD guaranteed mortgage loans from financial institutions of approximately $264 million and $271 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. In addition to interest payments, the Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of September 30, 2024, was 3.91% and December 31, 2023 was 3.93% (including the mortgage insurance premium).

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

Series A Bonds

In August 2024, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The series A Bonds were issued at par. Offering and issuance costs of approximately $1.0 million were incurred at closing.

Exchange of Series D Bonds for Series A Bonds

In September 2024 the Company made an exchange tender offer of outstanding Series D Bonds for Series A Bonds. The interest rate on Series D Bonds is 9.1% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47,245,161 NIS Series D Bonds ($12.7 million) were exchanged for 50,550,621 NIS Series A Bonds ($13.6 million).

As of September 30, 2024 the outstanding balance of the Series A Bonds were $49.7 million, given the August 2024 issuance and the September 2024 exchange of Series D bonds for Series A bonds.

Interest

The Series A Bonds have an interest rate of 6.97% per annum. In July 2024, Standard & Poor’s provided an initial rating for the Series A Bonds of ilA+.

Interest on the Series A Bonds is payable semi-annually in arrears on March 31 and September 30 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series A Bonds is payable in three annual installments due on September 30 of each of the years 2024 through 2026. The first two principal payments are equal to 6% of the original principal amount of the Series A Bonds, and the last principal payments is equal to the outstanding principal amount of the Series A Bonds.

Financial Covenants

Until the date of full repayment of the Series A Bonds, the Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

● On the last day of each calendar quarter, the consolidated equity of the Company (excluding minority rights), as set forth in the Company’s financial statements, will not be less than USD 20 million

● On the last day of each calendar quarter, the ratio between the Financial Debt and EBITDA shall not exceed 10

● The DSCR shall not be less than 1.05

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

Dividend Restrictions

As long as the Company does not breach any of the Financial Covenants, no distribution restriction shall hinder the Company. If the Company is in non-compliance one or more of the Financial Covenants, the Company can make a distribution in an amount that does not exceed the amount required to meet the U.S. legal requirements applicable to REITs.

Increase in Interest Rate

In the event that

●	The Company’s bond rating ilA+ or equivalent is lowered

●	The EBITDA ratio exceeds 8

●	EBITDA to total debt service payments fall below 1.10

●	Consolidated Equity is less than USD $30 million

An additional rate of 0.25% will take place per deviation from the financial covenants, with a maximum additions rate not to exceed 1.5% above the interest rate determined on the tender.

Security

The Company has committed not to pledge its assets under general liens without obtaining the consent in advance of the Bond holders. Nevertheless, The Company is entitled to register specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register liens, including general and specific, on their assets.

Additional Bonds

The British Virgin Islands Company, (BVI Company) can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $148.2 million).

Redemption Provisions

The Company may, at its discretion, call the Series A Bonds for early repayment. In the event of the redemption of all of the Series A Bonds, the Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series A Bonds in circulation which will be determined based on the average closing price of the Series A Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series A Bonds available for early redemption in circulation (i.e., the principal balance of the Series A Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series A Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate” of 3.0% per annum.

Change of Control

The holders of a majority of the Series A Bonds may accelerate the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series A Bonds.

For purposes of the Series A Bonds, the “controlling stockholders” of the Company are deemed to be Moishe Gubin and Michael Blisko.

For the purpose of this provision, a transfer of control means a change of control of the Company such that the Company has a controlling stockholder that is not any of the “controlling stockholders” and/or is in the hands of any of their immediate family members (including through trusts that the controlling stockholders and/or any of their immediate family members are the beneficiaries under and/or are their managers). In this regard, “control” is defined in the Israeli Companies Law

Series C Bonds

In July 2021, the Strawberry Fields REIT, LTD (“BVI Company”), a wholly owned subsidiary of the Company, completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. During February 2023, the Company issued additional Series C Bonds with a par value of NIS 40.00 million ($11.3 million) and raised a gross amount of $10.73 million (NIS 38.1 million). The Bonds were issued at a price of 95.25%. As of September 30, 2024 and December 31, 2023, the outstanding balances of the Series C Bonds were $55.4 million and $60.8 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

As of September 30, 2024, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of September 30, 2024, the ratio of outstanding Series C Bonds to fair value of the collateral was 49.7%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $169.8 million).

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $25.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%.

Exchange of Series D Bonds for Series A Bonds

In September 2024 the Company made an exchange tender offer of outstanding Series D Bonds for par value A Bonds. The interest rate on Series A Bonds is 6.97% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47,245,161 NIS Series D Bonds ($12.7 million) were exchanged for 50,550,621 NIS Series A Bonds ($13.6 million).

As of September 30, 2024 and December 31, 2023, the outstanding balance of the Series D Bonds were $50.6 million and $42.2 million, respectively.

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of September 30, 2024.

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

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

As of September 30, 2024, 1,000,000 shares were available for grant. No shares were issued during the nine month periods ended September 30, 2024 and 2023.

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

As of September 30, 2024, there were a total of 7,411,828 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 1,331 stockholders of record, including certain affiliates of the Company who held 793,143 of these shares.

At September 30, 2024, there were 44,816,085 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 44,816,085 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of September 30, 2024.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company

Lease Agreements with Related Parties

As of September 30, 2024 and December 31, 2023, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 68 tenants out of 114 who were related parties as of September 30, 2024, and 64 tenants out of 107 who were related parties as of December 31, 2023. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Illinois and Tennessee. As of September 30, 2024, in these states, the Company leased 40, 12 and 16 facilities, respectively to related parties.

Balances with Related Parties

	September 30, 2024	December 31, 2023
	(amounts in $000s)
Straight-line rent receivable	$16,912	$15,204
Tenant portion of replacement reserve	$8,952	$9,683
Notes receivable	$6,494	$7,075

Payments from and to Related Parties

	Nine Months ended September 30,		Three Months ended September 30,
	2024	2023	2024	2023
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$53,200	40,616	$18,277	14,330

Other Related Party Relationships

On September 30, 2024 and December 31, 2023, the Company had approximately $5.1 million and $1.2 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		September 30, 2024		December 31, 2023
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable, other debt, and bonds	3	$584,508	$575,400	$539,145	$533,055
Notes receivable, net	3	$16,819	16,706	$17,706	$17,460

The fair value of the notes payable, other debt, bonds and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On October 8, 2024, the Company entered into a Purchase and Sale Agreement with an unaffiliated seller with respect to eight healthcare facilities located in Missouri. The purchase price for the Facilities is $87.5 million, payable at the closing. The facilities are currently leased under a master lease agreement to a group of third- party tenants. Under the master lease, the tenants currently pay annual rent on a triple net basis. The eight facilities are comprised of 1,111 licensed beds. The Company plans to purchase the facilities utilizing the Company’s current working capital and funds provided by a third-party lender. The Company anticipates closing the acquisition before year-end; however, we can give no assurance that the closing will occur within this timeframe, or at all. The potential acquisition of the facilities is subject to substantial conditions to closing.

On October 11, 2024 the Company acquired an 86-bed skilled nursing facility in Indianapolis, Indiana. The acquisition was for $6.0 million and the Company funded the acquisition utilizing cash from its balance sheet. The facility was added to an existing master lease with Infinity of Indiana.

On October 14, 2024, The BVI Company, a wholly owned subsidiary of the Company, issued additional Series C bonds with a par value of NIS 62.0 million ($16.5 million) and raised a gross amount of NIS 61.6 million ($16.4 million). The debentures were issued at a price of 99.3% to par.

NOTE 15. Financing Income (Expenses), Net

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(7,825)	$(4,460)	$(3,089)	$(1,803)
Interest expenses on loans from banks and others	(16,848)	(14,046)	(5,731)	(6,161)
Interest expenses with respect to leases	(126)	(54)	(34)	(17)
Other financing expenses (including related parties), net	-	(247)	-	(150)
Total financing expenses	$(24,799)	$(18,807)	$(8,854)	$(8,131)
Financing income	$771	$824	$264	$266
Interest Expense, Net	$(24,028)	$(17,983)	$(8,590)	$(7,865)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 104 healthcare properties with an aggregate of 12,889 licensed beds. We hold fee title to 103 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Michigan, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of September 30, 2024, the aggregate annualized average base rent under the leases for our properties was approximately $109.2 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 14.2% of outstanding OP units.

Recent Developments

On January 1, 2024, the Company commenced its lease for two skilled nursing facilities with 248 licensed beds near Johnson City, Tennessee. The lease includes a purchase option which the Company intends to exercise once certain conditions precedent are met. On August 30, 2024, the Company exercised its purchase option. The acquisition was for $4.0 million, and the Company funded the acquisition utilizing cash from the balance sheet. The properties were leased to Infinity, a related party operator. The rent for the properties did not change ($400 thousand per year) and the properties will be added to the Tennessee Master Lease 1.

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

On March 25, 2024, the Company entered into a purchase agreement for a property comprised of a 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The Company closed on the property May 31, 2024, for $5.83 million in an all cash transaction. The facility was leased to Infinity, a related party operator. On June 1st, 2024, the facility was added to the IN Master Lease in the second amendment to the master lease.

On April 1, 2024, the Company renewed the IN Master Lease (original expiration date July 31, 2025) for 10 years with two 5 years options and added to the lease one more entity that was not part of the original lease. The base rent for the first year is $15.5 million with 3% annual escalations. On June 1, 2024, a second amendment was filed with this Master Lease to include the new property purchased in Georgetown, Indiana.

On April 30, 2024, the company sold a property 107 South Lincoln Street to The Village of Smithton, a municipality in Illinois and paid off the existing mortgage. The building was sold to the municipality for $1. The Company paid $1.2 million in related debt and closing fees for this transaction.

On July 12, 2024, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”). On August 1, 2024, the SEC declared the Registration Statement effective. In connection with the Registration Statement the Company established an at-the-market equity program (the “ATM Program”). The ATM Program will allow the Company to issue and sell to the public from time to time, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to increase stock liquidity and facilitate growth.

On August 5, 2024, the Company issued 145.6 million NIS in Series A Bonds on the Tel Aviv stock exchange (“TASE”), which is approximately $38.1 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.97%. Repayment of the bond principal, at 6% of the principal, will be paid in the years 2024 and 2025, with the remaining 88% due in 2026. Interest payments will be due concurrent with the principal payments on September 30th of the years 2024, 2025 and 2026. In addition, the investors in Series D bond were offered to exchange their holdings with certificates of Series A bonds at a conversion rate of 1.069964 bond A for each certificate of bond D. As of September 30, 2024, 47.2 million NIS ($12.7 million USD) Series D bonds have been exchanged for 50.6 million NIS ($13.6 million) Series A bonds.

On August 30, 2024, the Company completed the acquisition for two skilled nursing facilities with 254 licensed beds near San Antonio, TX. The acquisition was for $15.25 million. The Company funded the acquisition utilizing cash from the balance sheet. The facilities are leased to the Tide Health Group, a 3rd party operator. The properties are leased in the Texas Master Lease 2, which includes an annual base rent of $1.5 million dollars with 3% annual rent increases and an initial term of 10 years with two options of 5 year extensions.

On September 25, 2024, the Company completed the acquisition of a property comprised of an 83-bed skilled nursing facility and 23 bed assisted living facility near Nashville, Tennessee. The acquisition was for $6.7 million and the Company funded the acquisition by assuming $2.8 million of existing debt on the facilities, $3.1 million was paid by the Company issuing common stock to the seller, and another $0.8 million by transferring other assets to the seller. The property was leased to Infinity, a related party operator. The property annual rent is $670 thousand dollars and the property will be added to the Tennessee Master Lease 1.

As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases or to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 68 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended September 30,		Increase /	Percentage
(dollars in thousands except per share data)	2024	2023	(Decrease)	Difference
Revenues:
Rental revenues	$29,464	$25,771	$3,693	14.3%

Expenses:
Depreciation	7,134	6,534	600	9.2%
Amortization	1,207	757	450	59.4%
General and administrative expenses	1,428	1,560	(132)	(8.5)%
Property and other taxes	3,481	3,717	(236)	(6.3)%
Facility rent expenses	184	147	37	25.2%
Total Expenses	13,434	12,715	719	5.7%
Interest expense, net	8,590	7,865	725	9.2%
Amortization of interest expense	165	148	17	11.5%
Mortgage insurance premium	374	420	(46)	(11.0)%
Total Interest Expenses	9,129	8,433	696	7.6%
Other Income (Loss)
Foreign currency transaction gain	-	81	(81)	100%
Net income	6,901	4,704	2,197	46.7%
Net income attributable to non-controlling interest	(5,957)	(4,115)	(1,842)	(44.8)%
Net income attributable to common stockholders	944	589	355	60.3%
Basic and diluted income per common share	$0.14	$0.09	$0.05	55.5%

Rental revenues: The increase in rental revenues of $3.7 million or 14.3% is due to higher income from the purchase of additional properties and lease renewals.

Depreciation and Amortization: The increase in depreciation and amortization of $1.1 million or 14.4% is primarily due to new properties and lease rights purchased since September 30, 2023 offset by lower depreciation from fully depreciated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $725 thousand or 9.2% is primarily due to an increase in the additional interest on a new loan from Popular Bank, the Series A Bond issuance and a Series D Bonds issuance that occurred since 3Q 2023.

Net Income: The increase in net income from $4.7 million during the third quarter of 2023, to $6.9 million income during the third quarter of 2024 is primarily a result of higher rental income in the third quarter of 2024 offset by higher depreciation and amortization expenses, higher interest expense, lower general and administrative expenses, and lower property taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended September 30,		Increase /	Percentage
(dollars in thousands)	2024	2023	(Decrease)	Difference
Revenues:
Rental revenues	$86,570	$74,325	$12,245	16.5%

Expenses:

Depreciation	21,348	18,995	2,353	12.4%
Amortization	3,318	2,271	1,047	46.1%
Loss on real estate investment impairment	-	2,451	(2,451)	(100.0)%
General and administrative expenses	5,064	3,974	1,090	27.4%
Property and other taxes	10,650	11,152	(502)	(4.5)%
Facility rent expenses	577	419	158	37.7%
Total Expenses	40,957	39,262	1,695	4.3%
Interest expense, net	24,028	17,983	6,045	33.6%
Amortization of interest expense	488	401	87	21.7%
Mortgage insurance premium	1,164	1,253	(89)	(7.1)%
Total Interest Expenses	25,680	19,637	6,042	30.8%
Other (expense) income
Miscellaneous expense	-	(982)	982	(100.0)%
Foreign currency transaction gain	-	81	(81)	(100.0)%

Net income	19,933	14,525	5,408	37.2%
Net income attributable to non-controlling interest	(17,305)	(12,743)	(4,562)	(35.8)%
Net income attributable to common stockholders	2,628	1,782	846	32.2%
Basic and diluted income per common share	$0.40	$0.28	$0.12	42.9%

Rental revenues: The increase in rental revenue of $12.2 million or 16.5% is due to renegotiation of certain leases, acquisition of new properties and renewal of leases.

Depreciation and Amortization: The increase in depreciation and amortization of $3.4 million or 16.0% is primarily purchases of new properties and lease rights offset by lower depreciation from fully depreciated assets.

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

General and administrative: The increase in general and administrative of $1.1 million or 27.4% is primarily a result of higher insurance, higher corporate salaries and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $6.0 million or 33.6% is primarily related to additional interest on a new loan from Popular Bank, a Series A bond issuance and a Series D bond issuance that occurred since the third quarter of 2023

Miscellaneous Expense: The decrease in miscellaneous expense of $1.0 million is the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income to $19.9 million in 2024 from $14.5 million in same period last year (37.2% increase) is primarily a result of higher rental income in 2024 offset by higher interest expenses, higher depreciation and amortization expenses, higher general and administrative expenses, lower property taxes and the absence of a real estate impairment loss.

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

As of September 30, 2024, we had cash and cash equivalents and restricted cash and equivalents of $53.2 million. We also had the ability to offer an additional $98 million in Series A, $144 million in Series C Bonds and an additional $108 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of September 30, 2024, on a condensed consolidated basis, we had total indebtedness of approximately $584.5 million, consisting of $264.1 million in HUD guaranteed debt, $155.7 million in Series A Bonds, Series C Bonds, and Series D gross bonds outstanding and $164.7 million in commercial mortgages loans. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that we may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2028 there are five balloon payment obligations consisting of a payment of $46.5 million due under Series A Bonds in 2026, $51.4 million due under the Series C Bonds in 2026, a payment of $47.2 million due under the Series D Bonds in 2026, a payment of $86.1 million due under our commercial bank mortgage loan facility due in 2027, and a payment of $60.7 million due under our commercial bank mortgage loan facility due in 2028. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

(dollars in thousands)
Net cash provided by operating activities	$34,525	$42,006
Net cash used in investing activities	(43,010)	(113,500)
Net cash provided by financing activities	23,976	60,860
Net increase in cash and cash equivalents and restricted cash and cash equivalents	15,491	(10,684)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	37,758	45,704
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$53,249	$35,020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities was $34.5 million for the nine months ended September 30, 2024 and primarily consisted of net earnings of $19.9 million adjusted by depreciation and amortization of $24.7 million offset by an increase in Accounts Receivable of $2.8 million, an increase in straight-line receivables of $3.0 million and a decrease in other accrued liabilities of $6.1 million. Net cash provided by operating activities was $42.0 million for the nine months ended September 30, 2023 and primarily consisted of net earnings of $14.5 million adjusted by depreciation and amortization of $21.3 million, a loss on real estate impairment of $2.5 million, and an increase in accounts payable and other accrued liabilities of $6.5 million.

Cash used in investing activities for the nine months ended September 30, 2024 was comprised of $43.0 million for the acquisition of the rights to the Indiana Master Lease 2 as well as 6 new properties in Indiana, Tennessee and Texas. This was offset by $0.8 million in principal payments on notes receivable. Cash used in investing activities for the nine months ended September 30, 2023 was comprised of the acquisition of 25 new facilities in Indiana and Kentucky for $108.1 million. There was also an increase of $6.5 million in note receivables, which was offset by $1.0 million of principal payments on notes receivable.

Cash provided by financing activities for the nine months ended September 30, 2024 was comprised of proceeds from the issuance of Series A Bonds $37.1 million, Series D Bonds $25.7 million and proceeds of the ATM sales of $2.4 million. These increases were offset by non-controlling interest distributions of $17.2 million, bond principal repayments of $10.5 million, repayments of mortgage debt $10.1 million, dividend payments of $2.5 million and stock buybacks of $0.9 million. Cash provided by financing activities for the nine months ended September 30, 2023 were primarily comprised of a private placement of Series C Bonds which netted $10.9 million, issuance of Series D Bonds which netted $22.4 million, a private placement of Series D Bonds $19.1 million, a new HUD loan of $3.2 million and a commercial bank facility of $66 million. These amounts were offset by $15.3 million in principal debt payments, dividends paid to common shareholders of $2.1 million, a $15.2 million distribution to the non-controlling interest holders and repayment of non-controlling interest redemption liability of $15.8 million.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of September 30, 2024, we had non-recourse mortgage loans of $264.1 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of September 30, 2024, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company obtained a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The interest rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2024 the interest rate was 8.42%). As of September 30, 2024 and December 31, 2023, total amounts outstanding were $95.1 million and $98.8 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2024, the rate was 8.42%). As of September 30, 2024 and December 31, 2023, total amounts outstanding were $65.3 million and $66.0 million, respectively. This facility loan is collateralized by and used for the acquisition of 19 properties (24 facilities).

The loan agreement covenants consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of September 30, 2024, the Company was in compliance with the loan covenants.

On September 25th, 2024, The Company assumed a $2.8 million dollar mortgage as part of the purchase of the Mabry property in Gainsborough, Tennessee. Principal and interest are due in monthly payments starting in October 2024. The loan interest rate is fixed at 6.25% and the balance is due on April 23rd, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

The Company has issued Series A Bonds directly and Series C Bonds and Series D Bonds through the BVI company, a wholly owned subsidiary.

.

Series A Bonds

In August 2024, The Company completed an initial offering of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The Series A Bonds were issued at par. In addition, the investors in Series D bond were offered to exchange their holdings with certificates of Series A bonds at a conversion rate of 1.069964 bond A for each certificate of bond D. The Series A Bonds interest rate is 6.97%.

As of September 30, 2024, the outstanding principal amount of the Series A Bonds was NIS 184.4 million ($49.7 million).

The Series A Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Series C Bonds

In July 2021, the BVI Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. The Series C Bonds interest rate is 5.7% at September 30, 2024.

As of September 30, 2024, the outstanding principal amount of the Series C Bonds was NIS 205.4 million ($55.4 million).

The Series C Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Series D Bonds

On June 19, 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par and the interest rate is 9.1%. During July 2023, the BVI Company issued additional Series D Bonds with a par value of NIS 70.0 million and raised a gross amount of $19.2 million (NIS 69.8 million). The Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million and raised a net amount of $25.7 million (NIS 98.2 million). The Bonds were issued at a price of 106.3%.

As of September 30, 2024, the outstanding principal amount of the Series D Bonds was NIS 187.8 million ($50.6 million).

The Series D Bonds are traded on the Tel Aviv Stock Exchange (TASE).

Summary of fixed and variable loans

	September 30,	December 31,
	2024	2023
	(Amounts in $000s)
Fixed rate loans	$422,591	$374,335
Variable rate loans	161,917	164,810
Gross Notes Payable and other Debt	$584,508	$539,145

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

The following table reconciles our calculations of FFO and AFFO for the nine and three months ended September 30, 2024 and 2023, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
(dollars in $1,000s)
Net income	$19,933	$14,525	$6,901	$4,704
Depreciation and amortization	24,666	21,266	8,341	7,291
Funds from Operations	44,599	35,791	15,242	11,995
Adjustments to FFO:
Straight-line rent	(3,001)	(1,232)	(967)	(445)
Foreign currency transaction gain	-	(81)	-	(81)
Loss on real estate investment impairment	-	2,451	-	-
Contract cancellation expense for proposed financing*	-	1,000	-	-

Funds from Operations, as Adjusted	$41,598	$37,929	$14,275	$11,469

* The Company incurred a non-recurring expense of $1.0 million in the second quarter of 2023 in connection the cancellation of a contract with an investment banking firm related to a proposed financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On October 8, 2024, the Company entered into a Purchase and Sale Agreement with an unaffiliated seller with respect to eight healthcare facilities located in Missouri. The purchase price for the facilities is $87,500,000, payable at the closing. The facilities are currently leased under a master lease agreement to a group of third- party tenants. Under the master lease, the tenants currently pay annual rent on a triple net basis. The eight facilities are comprised of 1,111 licensed beds. The Company plans to purchase the facilities utilizing the Company’s current working capital and funds provided by a third-party lender. The Company anticipates closing the acquisition before year-end; however, we can give no assurance that the closing will occur within this timeframe, or at all. The potential acquisition of the facilities is subject to substantial conditions to closing.

On October 11, 2024 the Company acquired an 86-bed skilled nursing facility in Indianapolis, Indiana. The acquisition was for $6.0 million and the Company funded the acquisition utilizing cash from its balance sheet. The facility was added to an existing master lease with Infinity of Indiana.

On October 14, 2024, the BVI Company issued additional Series C debentures with a par value of NIS 62.0 million ($16.5 million) and raised a gross amount of NIS 61.6 million ($16.4 million). The debentures were issued at a price of 99.3% to par.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report on 10-K filed on March 19, 2024 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2024.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of September 30, 2024, we had $49.7 million outstanding under our Series A Bonds, which bear a fixed rate of 6.97%, $55.4 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $50.6 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $428.8 million in notes, of which $264.1 million are HUD guaranteed debt at a fixed interest rate of 3.91%, $2.8 million is a mortgage assumed in the Mabry purchase which carries an interest rate of 6.25% and $161.9 million (29.4% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2024 the rate was 8.42%). On September 30, 2024, the one-month SOFR was 4.96%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions or sales of unregistered securities occurred in the first 9 months of 2024.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 19, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) condensed consolidated Balance Sheets, (ii) condensed consolidated Statements of Income and Comprehensive Income, (iii) condensed consolidated Statements of Changes in Equity, (iv) condensed consolidated Statements of Cash Flows, and (v) Notes to condensed consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: November 8, 2024	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: November 8, 2024	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

