Form 10-K
period 2024-12-31
Strawberry Fields REIT, Inc.
filed 2025-03-13
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter:$127,136,736

As of March 13, 2025, there were 12,217,351 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

● risks and uncertainties related to the national, state and local economies, particularly the economies of Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas, and the real estate and healthcare industries in general;

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

“Series C Bonds” means the Series C Bonds issued by the BVI Company, which were first offered to the public in Israel on July 28, 2021. As of December 31, 2024, the Series C Bonds had an outstanding principal balance of approximately $73.3 million.

“Series D Bonds” means the Series D Bonds issued by the BVI Company, which were first offered to the public in Israel on June 19, 2023. As of December 31, 2024, the Series D Bonds had an outstanding principal balance of approximately $51.5 million.

“Series A Bonds-Inc” means the Series A Bonds issued by Strawberry Fields, Inc, which were first offered to the public in Israel on August 5, 2024. As of December 31, 2024, the Series A Bonds had an outstanding principal balance of approximately $88.5 million.

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

ITEM 1. Business

We are a self-managed and self-administered real estate company that specializes in the acquisition, ownership and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of the date of this Form 10-K, our portfolio consisted of 120 healthcare properties with an aggregate of 14,540 licensed beds. We hold fee title to 119 of these properties and hold one property under a long-term lease. These properties are located across Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. Our 120 properties comprise 130 healthcare facilities, consisting of 118 skilled nursing facilities, 10 assisted living facilities and 2 long-term acute care hospitals.

We generate substantially all of our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Our properties are currently leased to 130 tenants under 31 lease agreements. Approximately 87.7% of our properties are held under a master lease which provides for cross default provisions, cross collateralization and diversification of risk. As of the date of this Form 10-K, our average remaining initial lease term is 7.2 years with average annual rent escalators of 2.8%. Most of our leases include two 5-year renewal options to extend the term.

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operation of such facilities. As of the date of this Form 10-K, the aggregate annualized average base rent for the expected life of the leases for our properties was approximately $134.8 million.

Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team. As of the date of this Form 10-K, 67 facilities representing 52.9% of our annualized base rent are leased to and operated by related parties that are affiliates of Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors. These properties are operated by affiliates of Infinity Healthcare Management (“Infinity Healthcare”), a healthcare consulting business, beneficially owned by Mr. Gubin and Mr. Blisko/. Infinity Healthcare and its affiliates are one of the largest groups of operators of skilled nursing facilities in the Midwest with over 9,000 beds. Our relationship with Infinity Healthcare provides us with unmatched insight into operating trends and industry developments. Additionally, our relationship with Infinity Healthcare provides us with operating flexibility with regard to evaluating potential new acquisitions or better understanding of operational issues pertaining to underperforming tenants.

Since January 2019 we have grown significantly through acquisitions, having purchased 59 properties, with an aggregate purchase price of approximately $414.0 million and weighted average lease yield of 15.6%. The weighted average lease yield is calculated as the annualized average annual base rent for the expected life of the leases divided by total purchase price. Since 2019, our aggregate annualized average base rent for the expected life of the leases for our properties has grown at an approximate 13.1% CAGR from $72.8 million in fiscal year 2019 to $134.8 million as of the date of this Form 10-K. In addition, our Adjusted EBITDA and FFO from 2019 to 2024 grew at an approximate 8.4% and 12.8% CAGR, respectively. During that period, we expanded our geographic footprint from nine states to eleven states.

From January 1, 2024, through March 13, 2025, we acquired 21 skilled nursing and 2 assisted living facilities for a total cost of $154.3 million (including leasehold improvements), which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $17.7 million.

Our management team has extensive experience in acquiring, owning, financing, operating and leasing skilled nursing facilities and other types of healthcare properties. The team is led by Moishe Gubin, our Chief Executive Officer and Chairman of our Board of Directors, Greg Flamion, our Chief Financial Officer, and Jeffrey Bajtner who serves as our Chief Investment Officer. Combined, this team has over 50 years of experience investing in real estate and particularly in healthcare related real estate and operating companies. Mr. Gubin began his career working at a skilled nursing operator in 1998 and developed in-depth knowledge of the business before purchasing his first skilled nursing facility in 2003. Mr. Gubin has successfully raised equity and debt capital to facilitate over 140 real estate related/healthcare related acquisitions totaling over $1.5 billion in gross investment. In addition, our management team has extensive experience as operators of, and healthcare consultants to, skilled nursing facilities, having managed and operated over 90 skilled nursing facilities, including 67 of our current tenants. We believe our management team’s unique experience across both skilled nursing operations and real estate and its extensive knowledge of the skilled nursing industry position us favorably to take advantage of healthcare investment opportunities. Additionally, our deep and broad relationships with industry operators have allowed us to identify and acquire skilled nursing facilities to which many of our competitors do not have access.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through Strawberry Fields Realty, L.P. (the “Operating Partnership”). We are the general partner of the Operating Partnership and as of December 31, 2024 we own approximately 21.7% of the outstanding OP units. To maintain REIT status, we must meet certain organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

Tenants and Operators

Our properties are currently leased to 130 tenants under 31 lease agreements. Our leases include 15 master lease agreements that cover 114 facilities leased to 114 tenants, with the remaining 16 leases each covering a single facility leased to one tenant. 67 of our tenants are related parties.

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

The following table contains information regarding our healthcare facility portfolio by tenant, as of March 13, 2025.

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease Indiana 1
1020 West Vine St, LLC	The Waters of Princeton II, LLC	Princeton	IN	SNF	95	2034	32,571	100%	1,224,215	0.9%	37.59
12803 Lenover Street Realty, LLC	The Waters of Dillsboro - Ross II, LLC	Dillsboro	IN	SNF	123	2034	67,851	100%	1,585,037	1.2%	23.36
1350 North Todd St, LLC	The Waters of Scottsburg II, LLC	Scottsburg	IN	SNF	99	2034	28,050	100%	1,275,761	0.9%	45.48
1600 East Liberty Street Realty, LLC	The Waters of Covington II, LLC	Covington	IN	SNF	119	2034	40,821	100%	1,533,491	1.1%	37.57
1601 Hospital Dr Realty, LLC	The Waters of Greencastle II, LLC	Greencastle	IN	SNF	100	2034	31,245	100%	1,288,648	1.0%	41.24
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II, LLC	Huntingburg	IN	SNF	95	2034	45,156	100%	1,224,215	0.9%	27.11
2055 Heritage Dr Realty, LLC	The Waters of Martinsville II, LLC	Martinsville	IN	SNF	103	2034	30,060	100%	1,327,307	1.0%	44.16
3895 Keystone Ave Realty, LLC	The Waters of Indianapolis II, LLC	Indianapolis	IN	SNF	81	2034	25,469	100%	1,043,805	0.8%	40.98
405 Rio Vista Lane Realty, LLC	The Waters of Rising Sun II, LLC	Rising Sun	IN	SNF	58	2034	16,140	100%	747,416	0.6%	46.31
950 Cross Ave Realty, LLC	The Waters of Clifty Falls II, LLC	Madison	IN	SNF	138	2034	39,438	100%	1,778,334	1.3%	45.09
958 East Highway 46 Realty, LLC	The Water of Batesville II, LLC	Batesville	IN	SNF	86	2034	59,582	100%	1,108,237	0.8%	18.6
2400 Chateau Drive Realty LLC	The Waters of Muncie II, LLC	Muncie	IN	SNF	72	2034	22,350	100%	927,826	0.7%	41.51
Big H2O	The Waters of Newcastle II, LLC (2)	New Castle	IN	SNF	66	2034	24,860	100%	850,507	0.6%	34.21
1316 North Tibbs Avenue Realty LLC	West Park a water community	Indianapolis	IN	SNF	89	2034	26,572	100%	1,146,896	0.9%	43.16
										0.7%
1002 SISTER BARBARA WAY, LLC	Waters of Georgetown	Georgetown	IN	SNF	78	2034	50,948	100%	1,005,145	0.8%	19.73
2640 Cold Spring Road Realty, LLC	Alpha A Waters Community, LLC	Indianapolis	IN	SNF	86	2034	37,054	100%	1,108,237	0.9%	29.91
Master Lease Illinois 1
253 Bradington Drive, LLC	Bria of Columbia	Columbia	IL	SNF	119	2032	43,189	100%	410,821	0.3%	9.51
3523 Wickenhauser, LLC	Bria of Alton	Alton	IL	SNF	181	2032	44,840	100%	624,862	0.5%	13.94
727 North 17th St, LLC	Bria of Belleville	Belleville	IL	SNF	180	2032	50,650	100%	621,410	0.5%	12.27

Master Lease Illinois 2
1623 West Delmar Ave, LLC	Bria of Godfrey	Godfrey	IL	SNF	68	2032	15,740	100%	234,755	0.2%	14.91
393 Edwardsville Road LLC	Bria of Wood River	Wood River	IL	SNF	106	2032	29,491	100%	365,941	0.3%	12.41
Master Lease Landmark
8200 National Ave Realty, LLC	Landmark of Midwest City Nursing and Rehab	Midwest City	OK	SNF	106	2032	39,789	100%	550,631	0.4%	13.84
8200 National Ave Realty, LLC	Landmark of Midwest City Hospital	Midwest City	OK	LTACH	31	2032	49,319	100%	161,034	0.1%	3.27
911 South 3rd St Realty LLC	Chalet Of Niles	Niles	MI	SNF	100	2032	31,895	100%	519,463	0.4%	16.29
Oak Lawn Nursing Realty, LLC	Oak Lawn Respiratory and Rehab center, LLC	Oak Lawn	IL	SNF	143	2028	37,854	100%	742,833	0.6%	19.62
Forest View Nursing Realty, LLC	Forest View Rehab and Nursing center, LLC	Itasca	IL	SNF	144	2024	34,152	100%	748,027	0.6%	21.90
Parkshore Estates Nursing Realty, LLC	Parkshore Estates Nursing & Rehab Center, LLC	Chicago	IL	SNF	318	2024	94,018	100%	1,651,893	1.2%	17.57
Master Lease Kentucky
1015 Magazine Street, LLC	Landmark of River City Rehabilitation and Nursing Center	Louisville	KY	SNF	92	2032	36,050	100%	2,060,536	1.5%	57.16
900 Gagel Avenue, LLC	Landmark of Iroquois Park Rehabilitation and Nursing Center	Louisville	KY	SNF	120	2032	36,374	100%	2,687,656	2.0%	73.89
308 West Maple Avenue, LLC	Landmark of Lancaster Rehabilitation and Nursing Center	Lancaster	KY	SNF	96	2032	42,438	100%	2,150,125	1.6%	50.67
1155 Eastern Parkway, LLC	Landmark of Louisville Rehabilitation and Nursing Center	Louisville	KY	SNF	252	2032	106,250	100%	5,644,077	4.2%	53.12
203 Bruce Court, LLC	Landmark of Danville Rehabilitation and Nursing Center	Danville	KY	SNF	90	2032	26,000	100%	2,015,742	1.5%	77.53
203 Bruce Court, LLC	Goldenrod Village Assisted Living Center	Danville	KY	ALF	16	2032	19,500	100%	358,354	0.3%	18.38
203 Bruce Court, LLC	Hillside Suites Independent Living Center	Danville	KY	Independent Living	0	2032	1,000		-	0.0%
120 Life Care Way, LLC	Landmark of Bardstown Rehabilitation and Nursing Center	Bardstown	KY	SNF	100	2032	36,295	100%	2,239,713	1.7%	61.71
1033 North Highway 11, LLC	Landmark of Laurel Creek Rehabilitation and Nursing Center	Manchester	KY	SNF	106	2032	32,793	100%	2,374,096	1.8%	72.40
945 West Russell Street, LLC	Landmark of Elkhorn City Rehabilitation and Nursing Center	Elkhorn City	KY	SNF	106	2032	31,637	100%	2,374,096	1.8%	75.04
420 Jett Drive, LLC	Landmark of Breathitt County Rehabilitation and Nursing Center, LLC	Jackson	KY	SNF	120	2032	32,581	100%	2,687,656	2.0%	82.49
1253 Lake Barkley Drive, LLC	Landmark of Kuttawa, A Rehabilitation & Nursing Center	Kuttawa	KY	SNF	65	2032	37,892	100%	1,455,813	1.1%	38.42

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease Ohio									-
3090 Five Points Hartford Realty, LLC	Continent Healthcare Co - Hartford	Fowler	OH	SNF	54	2025	15,504	100%	196,012	0.1%	12.64
3121 Glanzman Rd Realty, LLC	Continent Healthcare Co - Toledo	Toledo	OH	SNF	84	2025	24,087	100%	304,908	0.2%	12.66
620 West Strub Rd Realty, LLC	Continent Healthcare Co - Sandusky	Sandusky	OH	SNF	50	2025	18,984	100%	181,493	0.1%	9.56
4250 Sodom Hutchings Road Realty, LLC	Continent Healthcare Co - Cortland	Cortland	OH	SNF	50	2025	14,736	100%	181,493	0.1%	12.32
Master Lease Tennessee 1
115 Woodlawn Drive, LLC	Lakebridge a Waters Community, LLC	Johnson City	TN	SNF	109	2031	37,734	100%	1,263,854	0.9%	33.49
146 Buck Creek Road, LLC	Waters of Roan Highlands, LLC	Roan Mountain	TN	SNF	80	2031	30,139	100%	927,600	0.7%	30.78
704 5th Avenue East, LLC	Waters of Springfield, LLC	Springfield	TN	SNF	66	2031	19,900	100%	765,270	0.6%	38.46
2501 River Road, LLC	Waters of Cheatham, LLC	Ashland City	TN	SNF	80	2031	37,953	100%	927,600	0.7%	24.44
202 Enon Springs East, LLC	Waters of Smyrna, LLC	Smyrna	TN	SNF	91	2031	34,070	100%	1,055,145	0.8%	30.97
140 Technology Lane, LLC	Waters of Johnson City, LLC	Johnson City	TN	SNF	84	2031	34,814	100%	973,980	0.7%	27.98
835 Union Street, LLC	Waters of Shelbyville, LLC	Shelbyville	TN	SNF	96	2031	44,327	100%	1,113,120	0.8%	25.11
1340 North Grundy Quarles Highway, LLC	Waters of Gainesboro, LLC	Gainesboro	TN	SNF	83	2031	254,585	100%	962,385	0.7%	3.78
1340 North Grundy Quarles Highway, LLC	Waters of Gainesboro, LLC	Gainesboro	TN	ALF	25	2031	80,315	100%	289,875	0.2%	3.61
100 Netherland Lane, LLC	Waters of Kingsport	Kingsport	TN	SNF	67	2031	28,140	100%	776,865	0.6%	27.61
2648 Sevierville Road, LLC	Waters of Maryville	Maryville	TN	SNF	181	2031	49,810	100%	302,646	0.2%	6.08
Master Lease Tennessee 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community	Johnson City	TN	SNF	84	2031	27,100	100%	1,628,910	1.2%	60.11
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center	McKenzie	TN	SNF	66	2031	22,454	100%	1,279,858	0.9%	57.00
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center	Memphis	TN	SNF	90	2031	51,565	100%	1,745,261	1.3%	33.85
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center	Sweetwater	TN	SNF	90	2031	30,312	100%	1,745,261	1.3%	57.58
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center	Bristol	TN	SNF	120	2031	53,913	100%	2,327,014	1.7%	43.16
Master Lease Arkansas 1
5301 Wheeler Avenue, LLC	The Blossoms at Fort Smith	Fort Smith	AR	SNF	117	2028	41,490	100%	821,950	0.6%	19.81
414 Massey Avenue, LLC	The Blossoms at Mountain View Assisted Living	Mountain View	AR	ALF	32	2028	12,548	100%	224,807	0.2%	17.92
706 Oak Grove Street, LLC	The Blossoms at Mountain View	Mountain View	AR	SNF	97	2028	31,586	100%	681,445	0.5%	21.57
8701 Riley Drive, LLC	The Blossoms at Woodland Hills	Little Rock	AR	SNF	140	2028	61,543	100%	983,530	0.7%	15.98
1516 Cumberland Street, LLC	The Blossoms at Cumberland	Little Rock	AR	SNF	120	2028	82,328	100%	843,025	0.6%	10.24
5720 West Markham Street, LLC	The Blossoms at Midtown	Little Rock	AR	SNF	154	2028	56,176	100%	1,081,883	0.8%	19.26
2501 John Ashley Drive, LLC	The Blossoms at North Little Rock	Little Rock	AR	SNF	140	2028	65,149	100%	983,530	0.7%	15.10
1513 South Dixieland Road, LLC	The Blossoms at Rogers	Rogers	AR	SNF	110	2028	32,962	100%	772,773	0.6%	23.44
826 North Street, LLC	The Blossoms at Stamps	Stamps	AR	SNF	94	2028	30,924	100%	660,370	0.5%	21.35

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Master Lease Arkasnas 2
326 Lindley Lane, LLC	The Blossoms at Newport	Newport	AR	SNF	120	2029	49,675	100%	850,639	0.6%	17.12
2821 West Dixon Road, LLC	The Blossoms at West Dixon	Little Rock	AR	SNF	140	2029	42,825	100%	992,412	0.7%	23.17
2821 West Dixon Road, LLC	The Blossoms at West Dixon Assisted Living	Little Rock	AR	ALF	32	2029	7,557	100%	226,837	0.2%	30.02
552 Golf Links Road, LLC	The Blossoms at Hot Springs	Hot Springs	AR	SNF	152	2029	30,372	100%	1,077,476	0.8%	35.48
Master Lease Indiana 2
8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	Indianapolis	IN	SNF	114	2029	41,400	100%	1,023,207	0.8%	24.72
524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	Chesterfield	IN	SNF	60	2029	21,900	100%	538,530	0.4%	24.59
640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	Columbia City	IN	SNF	84	2029	30,462	100%	753,942	0.6%	24.75
11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	Dunkirk	IN	SNF	46	2029	19,800	100%	412,873	0.3%	20.85
5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	Ft. Wayne	IN	SNF	77	2029	31,500	100%	691,113	0.5%	21.94
548 South 100 West LLC	The Waters of Hartford City SNF, LLC	Hartford City	IN	SNF	65	2029	22,400	100%	583,407	0.4%	26.04
2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	Hobart	IN	SNF	110	2029	43,854	100%	987,305	0.7%	22.51
1500 Grant Street LLC	The Waters of Huntington SNF, LLC	Huntington	IN	SNF	85	2029	44,957	100%	762,917	0.6%	16.97
787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	Lagrange	IN	SNF	100	2029	31,133	100%	897,550	0.7%	28.83
981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	Middletown	IN	SNF	60	2029	18,500	100%	538,530	0.4%	29.11
317 Blair Pike LLC	The Waters of Peru SNF, LLC	Peru	IN	SNF	130	2029	60,230	100%	1,166,815	0.9%	19.37
815 West Washington Street LLC	The Waters of Rockport SNF	Rockport	IN	SNF	60	2029	25,000	100%	538,530	0.4%	21.54
612 East 11th Street LLC	The Waters of Rushville SNF	Rushville	IN	SNF	98	2029	16,572	100%	879,599	0.7%	53.08
505 West Wolfe Street LLC	The Waters of Sullivan SNF	Sullivan	IN	SNF	93	2029	15,600	100%	834,721	0.6%	53.51
500 East Pickwick Drive LLC	The Waters of Syracuse SNF	Syracuse	IN	SNF	66	2029	26,000	100%	592,383	0.4%	22.78
300 Fairgrounds Road LLC	The Waters of Tipton SNF	Tipton	IN	SNF	150	2029	30,970	100%	1,346,325	1.0%	43.47
1900 Alber Street LLC	The Waters of Wabash SNF East	Wabash	IN	SNF	84	2029	29,762	100%	753,942	0.6%	25.33
1720 Alber Street LLC	The Waters of Wabash SNF West	Wabash	IN	SNF	44	2029	12,956	100%	394,922	0.3%	30.48
300 North Washington Street LLC	The Waters of Wakarusa SNF	Wakarusa	IN	SNF	133	2029	48,000	100%	1,193,741	0.9%	24.87
8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	Indianapolis	IN	ALF	54	2029	43,900	100%	484,677	0.4%	11.04
787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	Lagrange	IN	ALF	17	2029	20,756	100%	152,583	0.1%	7.35
612 East 11th Street LLC	The Waters of Rushville ALF, LLC	Rushville	IN	ALF	29	2029	11,048	100%	260,289	0.2%	23.56
505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	Sullivan	IN	ALF	32	2029	10,400	100%	287,216	0.2%	27.62
300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	Wakarusa	IN	ALF	61	2029	48,630	100%	547,505	0.4%	11.26
Master Lease Texas 1
1621 Coit Road Realty, LLC	Landmark of Plano Nursing and Rehab	Plano	TX	SNF	160	2033	74,718	100%	723,520	0.5%	9.68
5601 Plum Creek Drive Realty, LLC	Landmark of Amarillo Nursing and Rehab	Amarillo	TX	SNF	99	2033	90,046	100%	447,678	0.3%	4.97
2301 North Oregon Realty, LLC	Grace Point Wellness Center	El Paso	TX	SNF	182	2033	19,895	100%	823,004	0.6%	41.37
Master Lease Texas 2
2001 Avenue E, LLC	Community Care Center of Hondo	Hondo	TX	SNF	75	2034	18,572	100%	516,213	0.4%	27.80
1213 Water Street, LLC	Waterside Nursing and Rehabilitation	Kerrville	TX	SNF	179	2034	37,012	100%	1,232,029	0.9%	33.29
Master Lease Missouri
11515 Troost Avenue LLC	Bridgewood Health Care Center	Kansas City	MO	SNF	166	2033	75,045	100%	1,501,056	1.1%	20.00
902 Manor Drive LLC	Chariton Park Healthcare Center	Salisbury	MO	SNF	120	2033	33,675	100%	1,085,101	0.8%	32.22
11400 Mehl Avenue LLC	Crestwood Health Care Center	Florissant	MO	SNF	150	2033	39,346	100%	1,356,376	1.0%	34.47
1622 East 28th Street LLC	Eastview Manor Care Center	Trenton	MO	SNF	90	2033	24,667	100%	813,826	0.6%	32.99
2800 Hwy TT LLC	Four Seasons Living Center	Sedalia	MO	SNF	239	2033	112,191	100%	2,161,160	1.6%	19.26
52435 Infirmary Road LLC	Milan Healthcare Center	Milan	MO	SNF	100	2033	27,425	100%	904,251	0.7%	32.97
2041 Silva Lane LLC	North Village Park	Moberly	MO	SNF	183	2033	22,500	100%	1,654,779	1.2%	73.55
649 South Walnut LLC	St. Elizabeth Care Center	St. Elizabeth	MO	SNF	63	2033	20,927	100%	569,678	0.4%	27.22
Master Lease Kansas
520 E Morse Avenue LLC	Advena Living of Bonner Springs	Bonner Springs	KS	SNF	45	2034	13,456	100%	349,745	0.3%	25.99
440 N 4th Street LLC	Clearwater Assisted and Independent Living	Clearwater	KS	SNF	46	2034	20,260	100%	357,518	0.3%	17.65
620 Wood Avenue LLC	Advena Living of Clearwater	Clearwater	KS	ALF	55	2034	25,577	100%	427,467	0.3%	16.71
601 N Rose Hill Road LLC	Advena Living of Fountainview	Rose Hill	KS	SNF	68	2034	33,360	100%	528,504	0.4%	15.84
2015 SE 10th Avenue LLC	Advena Living on 10th	Topeka	KS	SNF	60	2034	22,877	100%	466,327	0.3%	20.38
1600 S Woodlawn Boulevard LLC	Advena Living of Woodlawn	Wichita	KS	SNF	80	2034	29,164	100%	621,770	0.5%	21.32

Lessor/Company Subsidiary	Manager/ Tenant/ Operator	City	State	Property type	Number of licensed beds	Tenant Lease Expiration Year (1)	Rentable square feet	Percent leased	Annualized Lease Income (in $)	% of total Annualized Lease Income	Annualized lease income per SQF (in $)
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehab, LLC	Chicago	IL	SNF	190	2026	37,100	100%	1,005,313	0.7%	27.10
Momence Meadows Realty, LLC	Momence Meadows Nursing & Rehab Center, LLC	Momence	IL	SNF	140	2025	37,139	100%	1,038,000	0.8%	27.95
Lincoln Park Holdings, LLC	Lakeview Rehab and Nursing center, LLC	Chicago	IL	SNF	178	2031	34,362	100%	1,260,000	0.9%	36.67
Continental Realty, LLC	Continental Nursing and Rehab, LLC	Chicago	IL	SNF	208	2031	53,653	100%	1,575,348	1.2%	29.36
Westshire Realty, LLC	City View Multi care Center LLC	Cicero	IL	SNF	485	2025	124,020	100%	1,788,365	1.3%	14.42
Belhaven Realty, LLC	Belhaven Nursing and Rehab, LLC	Chicago	IL	SNF	221	2026	60,000	100%	2,134,570	1.6%	35.58
West Suburban Nursing Realty, LLC	West Suburban Nursing & Rehab Center, LLC	Bloomingdale	IL	SNF	259	2027	70,314	100%	1,961,604	1.5%	27.90
Niles Nursing Realty, LLC	Niles Nursing & Rehab, LLC	Niles	IL	SNF	304	2026	46,480	100%	2,409,998	1.8%	51.85
Midway Neurological and Rehab Realty, LLC	Midway Neurological and Rehab Center, LLC	Bridgeview	IL	SNF	404	2026	120,000	100%	2,547,713	1.9%	21.23
516 West Frech St, LLC	Parker Nursing and Rehab, LLC	Streator	IL	SNF	102	2031	24,979	100%	498,351	0.4%	19.95
4343 Kennedy Drive, LLC	Hope Creek Nursing and Rehabilitation Center, LLC	East Moline	IL	SNF	245	2030	104,000	100%	478,959	0.4%	4.61
1585 Perry Worth Rd, LLC	Waters of Lebanon LLC	Lebanon	IN	SNF	64	2027	32,650	100%	116,678	0.1%	3.57
2301 North Oregon Realty, LLC	Specialty Hospital Management	El Paso	TX	LTACH	32	2029	24,660	100%	1,050,853	0.8%	42.61
9209 Dollarway Road, LLC	The Blossoms at White Hall	White Hall	AR	SNF	120	2029	45,771	100%	843,022	0.6%	18.42
9300 Ballard Rd Realty, LLC	Zahav of Des Plaines	Des Plaines	IL	SNF	231	2033	70,556	100%	1,302,479	1.0%	18.46
103 Har-Ber Road LLC	Grand Lake Villa	Grove	OK	SNF	100	2034	31,691	100%	573,809	0.4%	18.11
Total/Average					14,540	2032	5,307,309	100%	134,751,524	100.0%	25.39

(1) The tenant and the operator are the same for each facility other than the 32 SNF’s leased under the two Indiana master lease agreements and five SNF’s leased in Texas. In the case of these other facilities, the tenants are county hospitals which have entered into management agreements with the operators listed in the table. These arrangements permit the facilities to participate in a CMS program that pays higher Medicaid reimbursement rates for facilities associated with hospitals in underserved areas.

(2) The expiration dates do not reflect the exercise of any renewable options.

Related Party Tenants

As of March 13, 2025, we leased 67 of our facilities to tenants that are affiliates of: (i) Moishe Gubin who serves as Chairman of the Board and our Chief Executive Officer and (ii) Michael Blisko, who serves as one of our directors. As of March 13, 2025, approximately 55.2% of our annualized base rent is received from such related-party tenants. The failure of these tenants to fulfill their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations.

Rental income from leases with these related party tenants represented 55.2% of all rental income for the year ended December 31, 2024. We believe these affiliated relationships provide a strong alignment of interests between us and our tenants and offers us increased operating flexibility with regards to potentially replacing underperforming tenants or evaluating acquisitions in new states. As we continue to grow and expand our portfolio, we intend to develop new relationships with unrelated party tenants and operators in order to diversify our tenant base and reduce our dependence on related party and operators.

The following table contains information regarding tenant/operators that are related parties of the Company as March 13, 2025:

Manager/Tenant/Operators that are Related Parties
Lessor/Company Subsidiary	Manager/Tenant/Operator	Beneficial Owner Percentage in Tenant/Operator by Related Party
		Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP
Master Lease Indiana 1
1020 West Vine Street Realty, LLC	The Waters of Princeton II LLC	49.49%	50.1%
12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.49%	50.51%
1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.49%	50.1%
1600 East Liberty Street Realty LLC	The Waters of Covington II, LLC	49.49%	50.51%
1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.49%	50.51%
1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.49%	50.1%
2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.49%	50.51%
3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.49%	50.51%
405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.49%	50.51%
950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.49%	50.51%
958 East Highway 46 Realty LLC	The Water of Batesville II LLC	49.24%	50.51%
2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.49%	50.51%
The Big H2O, LLC	The Waters of New Castle II LLC	49.49%	50.51%
1316 North Tibbs Avenue Realty LLC	Westpark A Waters Community, LLC	50.00%	50.00%
1002 Sister Barbara Way, LLC	The Waters of Georgetown LLC	49.49%	50.51%
2640 Cold Spring Road Realty, LLC	Alpha, A Waters Community, LLC	49.49%	50.51%
Master Lease Tennessee 1
115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%
146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%
704 5TH Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%
2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%
202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%
140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%
835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%
1340 North Grundy Quarles Highway, LLC	Waters of Gainesboro, LLC	50.00%	50.00%
100 Netherland Lane, LLC	Waters of Kingsport, LLC	50.00%	50.00%
2648 Sevierville Road, LLC	Waters of Maryville, LLC	50.00%	50.00%

Master Lease Tennessee 2
505 North Roan Street, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community, LLC	50.00%	50.00%
14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%
Master Lease Indiana 2
8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	50.00%	50.00%
524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	50.00%	50.00%
640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	50.00%	50.00%
11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	50.00%	50.00%
5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	50.00%	50.00%
548 South 100 West LLC	The Waters of Hartford City SNF, LLC	50.00%	50.00%
2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	50.00%	50.00%
1500 Grant Street LLC	The Waters of Huntington SNF, LLC	50.00%	50.00%
787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	50.00%	50.00%
981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	50.00%	50.00%
317 Blair Pike LLC	The Waters of Peru SNF, LLC	50.00%	50.00%
815 West Washington Street LLC	The Waters of Rockport SNF	50.00%	50.00%
612 East 11th Street LLC	The Waters of Rushville SNF	50.00%	50.00%
505 West Wolfe Street LLC	The Waters of Sullivan SNF	50.00%	50.00%
500 East Pickwick Drive LLC	The Waters of Syracuse SNF	50.00%	50.00%
300 Fairgrounds Road LLC	The Waters of Tipton SNF	50.00%	50.00%
1900 Alber Street LLC	The Waters of Wabash SNF East	50.00%	50.00%
1720 Alber Street LLC	The Waters of Wabash SNF West	50.00%	50.00%
300 North Washington Street LLC	The Waters of Wakarusa SNF	50.00%	50.00%
8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	50.00%	50.00%
787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	50.00%	50.00%
612 East 11th Street LLC	The Waters of Rushville ALF, LLC	50.00%	50.00%
505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	50.00%	50.00%
300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	50.00%	50.00%
Individual Leases
Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%
Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%

Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%
Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Westshire Nursing Realty, LLC	City View Multicare Center LLC	50.00%	50.00%
Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%
West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%
Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center, LLC	50.00%	50.00%

Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%
516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%

1585 Perry Worth Road LLC	The Waters of Lebanon LLC	50.00%	50.00%

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

Geographic Diversification

As of March 13, 2025, our portfolio of 120 properties is broadly diversified by geographic location across eleven U.S. states, comprising Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas.

The following table contains information regarding our healthcare facility portfolio by geography, as of March 13, 2025:

State	Number of Properties	Facility Type	Licensed Bed Count	Annualized Average Base Rent (Amounts in $000s)	% of Total Annualized Average Base Rent
Indiana	36	36 SNFs 5 ALFs	3,404	$35,914	26.65%
Illinois	20	20 SNFs	4,226	23,401	17.37%
Tennessee	15	14 SNFs 1 ALF	1,412	18,085	13.42%
Arkansas	13	12 SNFs 2 ALFs	1,568	11,044	8.20%
Kentucky	10	10 SNFs 1 ALF	1,163	26,048	19.33%
Missouri	8	8 SNFs	1,111	10,046	7.46%
Kansas	6	5 SNFs 1 ALF	354	2,751	2.04%
Texas	5	5 SNFs 1 LTACH	727	4,793	3.56%
Oklahoma	2	2 SNFs 1 LTACH	237	1,286	0.95%
Ohio	4	4 SNFs	238	864	0.64%
Michigan	1	1 SNF	100	519	0.39%

Totals	120	117 SNFs 10 ALFs 2 LTACHs	14,540	$134,751	100.0%

Competitive Strengths

We believe that the following competitive strengths provide a solid foundation for the sustained growth of our business and successful execution of our business strategies:

Diversified Portfolio. We have a portfolio that is diversified in terms of both geography and tenant composition. As of March 13, 2025, our portfolio is comprised of 120 healthcare-related properties with a total of 14,540 licensed beds located throughout Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. We believe that our geographic diversification limits the potential impact of any regulatory, reimbursement, competitive dynamic or other changes in any single market on the overall performance of our portfolio. We lease our properties to 130 tenants, with no single tenant accounting for more than 4.2% of our annualized base rent. This diversification limits our exposure for any single tenant that encounters financial or operational difficulties.

Protected Markets. In nine of the eleven states in which we operate, we benefit from CON laws that require state approval for the construction and expansion of certain types of healthcare facilities. These laws represent significant barriers to entry and limit competition in these markets.

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

Well-Structured, Long-Term, Triple-Net Leases Generate Predictable and Growing Rental Income Streams. Most of our owned properties are leased to tenants under long-term, non-cancellable, triple-net leases, pursuant to which the tenants are responsible for all maintenance and repairs, insurance and taxes associated with the leased properties and the business conducted at the properties. As of December 31, 2024, 100% of the gross leasable area of our facilities was leased with an average remaining lease term of 7.2 years. Our leases generally have an initial term of 10 years with two five-year extensions, and annual rent escalators of 1% to 3% per year, which provides us with a steady and growing cash rental stream. Additionally, our leases are structured to provide us with key credit support and have credit enhancement provisions that may include non-refundable security deposits of up to 6 months, personal and corporate guarantees and cross-default provisions under our master leases. Approximately 84.1% of our total annualized rental revenue is generated through our 15 master leases that have cross-default and cross-collateralization provisions.

Seasoned Management Team with Significant Experience. Moishe Gubin, our Chairman and Chief Executive Officer, has over 25 years of operating and real estate experience in the skilled nursing and long-term care industries. Prior to founding the Predecessor Company, Mr. Gubin worked as an operator of skilled nursing facilities and built a strong operational knowledge base that has been incorporated into the day-to-day management of our current portfolio. Additionally, Mr. Gubin has significant acquisition experience having completed over 140 healthcare-related facilities with an aggregate investment amount of over $1.5 billion since 2003. Mr. Gubin also has significant experience accessing debt capital markets to fund growth, having raised over $350 million of publicly traded bonds that are listed on the Tel Aviv Stock Exchange. We believe that the diverse operational and financial background and expertise of our management team gives us the ability to successfully manage our portfolio and sustain our growth.

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

Negotiate Well-Structured Net Leases. Our primary ownership structure is a facility purchase with a long-term triple-net lease with the healthcare operator. We seek to structure our leases with initial lease terms of 10 years with tenant options to extend the lease for an additional period of 5 to 10 years and rent escalators that provide a steadily growing cash rental stream. Our lease structures are designed to provide us with credit support for our rents, including, in certain cases, lease deposits, covenants regarding liquidity, and various provisions for cross-default. We believe these features help insulate us from variability in operator cash flows and enable us to minimize our expenses while we continue to build our portfolio.

Leverage Existing and Develop New Operator Relationships. relationships in the healthcare industry through which we have sourced our existing portfolio, and we intend to continue to expand our portfolio by leveraging these existing relationships. Sixty-seven of our properties are leased to related parties. One of our goals is to reduce our dependence on related party tenants in order to diversify our tenant base. Although we expect to continue to lease properties to related party tenants in markets in which the related party tenants have substantial experience and operations, we intend to lease properties in other markets to unrelated tenants if we are able to identify qualified operators. Additionally, we will consider leasing properties to unrelated parties in markets in which related parties operate if we are able to identify qualified operators that are willing to lease properties on terms that are no less favorable than those available from related parties.

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

Our Leases

As of March 13, 2025, all of our healthcare properties were subject to lease agreements. Our leases have a weighted-average annualized lease income per leased square foot of $25.39, and a weighted-average remaining lease term of approximately 7.2 years.

To our knowledge, except as noted below, none of our current tenants are in default under any of the leases.

Each of our properties is leased under a separate lease agreement, although 15 groups of properties, covering a total of 114 facilities, are subject to 15 master lease agreements. Each master lease agreement provides that the tenants under the master lease are jointly and severally liable for the obligations of all of the other tenants under such master lease. We entered into these master lease agreements in order to facilitate financing the underlying properties. Rental income under these master leases represents a substantial portion of our rental income.

The following table summarizes information concerning the master lease agreements as of March 13, 2025 (dollars in thousands):

Master Lease Agreements
Master Lease Name	States	Facilities Count	GLA	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Master Lease Indiana 1 (1)	IN	16	578,167	$19,175	14.2%
Master Lease Indiana 2 (1)	IN	24	705,730	$16,623	12.3%
Master Lease Central Illinois 1	IL	3	138,678	$1,657	1.2%
Master Lease Central Illinois 2	IL	2	45,231	$601	0.5%
Master Lease Landmark	TX/OK/ MI/IL	6	287,028	$4,374	3.3%
Master Lease Ohio	OH	4	73,311	$864	0.6%
Master Lease Tennessee 1 (1)	TN	11	348,030	$9,358	6.9%
Master Lease Tennessee 2 (1)	TN	5	185,344	$8,726	6.5%
Master Lease Arkansas 1	AR	9	414,706	$7,053	5.2%
Master Lease Arkansas 2	AR	4	130,429	$3,147	2.3%
Master Lease Kentucky	KY	11	438,810	$26,048	19.3%
Master Lease Missouri	MO	8	355,776	$10,046	7.5%
Master Lease Kansas	KS	6	144,694	$2,752	2.1%
Master Lease Texas 1	TX	3	55,584	$1,994	1.5%
Master Lease Texas 2	TX	2	184,659	$1,748	1.3%

Total (15)		114	4,086,177	$114,166	84.7%

(1) The tenants under the two master leases in Indiana and the two Tennessee master leases are affiliated with Moishe Gubin, who is our Chairman and Chief Executive Officer and Michael Blisko, who is one of our directors. See “Item 1. Business—Our Leases.”

The following table summarizes information concerning the lease agreements that are not subject to a master lease agreement as of March 13, 2025 (dollars in thousands):

Individual Leases
Lessor	State	Facility Type	Rentable Sq. Ft.	Annualized Average Base Rent ($000s)	% of Total Annualized Average Base Rent
Ambassador Nursing Realty, LLC	Illinois	SNF	37,100	$1,005	0.7%
Momence Meadows Realty, LLC	Illinois	SNF	37,139	$1,038	0.8%
Lincoln Park Holdings, LLC	Illinois	SNF	34,362	$1,260	0.9%
Continental Nursing Realty, LLC	Illinois	SNF	53,653	$1,575	1.2%
Westshire Nursing Realty, LLC	Illinois	SNF	124,020	$1,788	1.3%
Belhaven Realty, LLC	Illinois	SNF	60,000	$2,135	1.5%
West Suburban Nursing Realty, LLC	Illinois	SNF	70,314	$1,962	1.5%
Niles Nursing Realty LLC	Illinois	SNF	46,480	$2,410	1.8%
Midway Neurological and Rehabilitation Realty, LLC	Illinois	SNF	120,000	$2,548	1.9%
516 West Frech Street, LLC	Illinois	SNF	24,979	$498	0.4%
4343 Kennedy Drive, LLC	Illinois	SNF	104,000	$479	0.4%
1585 Perry Worth Rd, LLC	Indiana	SNF	32,650	$117	0.1%
9300 Ballard Rd Realty, LLC	Illinois	SNF	70,556	$1,302	1.0%
2301 North Oregon Realty, LLC	Texas	LTACH	24,660	$1,050	0.8%
9209 Dollarway Road, LLC	Arkansas	SNF	45,771	$843	0.6%
103 Har-Ber Road, LLC	Oklahoma	SNF	31,691	574	0.4%
Total (16)			917,375	$20,584	15.3%

Investment and Financing Policies

Our properties are located in 11 states and we intend to continue to acquire properties in other states throughout the United States. Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

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

Human Capital Resource Management

As of December 31, 2024, we had 9 full-time employees. Our employees are primarily located at our corporate office in Chicago. Our employees are not members of any labor union, and we consider our relations with our employees to be satisfactory.

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

ITEM 2. Properties

As of the date of this Report, we hold fee title to 119 of these properties and hold one property under a long-term lease. These properties are located across Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. Our 120 properties comprise 130 healthcare facilities, consisting of the following:

● 118 stand-alone skilled nursing facilities;

● two dual-purpose facilities used as both skilled nursing facilities and long-term acute care hospitals; and

● 10 assisted living facilities.

Information regarding our properties as of December 31, 2024, are included in Item 15. “Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report on Form 10-K.

As of December 31, 2024, almost all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2024:

Lease Expirations
Year of Lease Expiration (1)	Number of Leases Facilities	GLA of Leases Expiring	Percent of Portfolio GLA	Annualized Base Rent	Percentage of Total Annualized Base Rent	Annualized Base Rent Per Sq. Ft.

2025	6	234,470	4.84%	3,690,270	2.74%	$15.74
2026	4	263,580	5.44%	8,097,593	6.00%	$30.72
2027	2	102,964	2.12%	2,078,281	1.54%	$20.18
2028	9	414,706	8.55%	7,053,312	5.23%	$17.01
2029	6	200,860	4.14%	5,041,239	3.74%	$25.10
Thereafter	97	3,632,583	74.91%	108,790,821	80.73%	$29.95
Total	124	4,849,163	100.0%	$134,751,516	100.0%	$23.12

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice. In April 2024, they filed yet another complaint in Arkansas, and this time dealing with the properties located in Arkansas, Kentucky and Massachusetts. There has been some motion practice where the Court dismissed some of the Plaintiff’s remedies and claims.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported for each quarter of 2024. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended March 31, 2024	$7.95	$7.70
Quarter Ended June 30, 2024	$11.41	$7.95
Quarter Ended September 30, 2024	$12.84	$9.57
Quarter Ended December 31, 2024	$12.81	$9.40

As of March 13, 2025, 4,041 stockholders of record owned 12,217,351 issued and outstanding shares of common stock. This number of stockholders of record does not represent the actual number of beneficial owners of our common stock because shares of our common stock are also held in “street name” by securities brokers and others for the benefit of beneficial owners who may vote the shares.

In addition, as of March 13, 2025, the Operating Partnership had 43,310,875 outstanding OP Units held by 7 limited partners other than the Company. No public trading market exists for the OP Units.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock for 2024:

(dollars in thousands)
Ordinary dividend	$3,457
Non-dividend distributions	$524
Capital Gain Distribution	$54
Total taxable distribution	$4,035

Purchases and Sale of Equity Securities by the Issuer and Affiliated Purchasers

On July 12, 2024, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”). On August 1, 2024, the SEC declared the Registration Statement effective. In connection with the Registration Statement the Company established an at-the-market equity program (the “ATM Program”). The ATM Program will allow the Company to issue and sell to the public from time to time, at the Company’s discretion, newly issued shares of common stock. The Company expected the ATM to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to increase stock liquidity and facilitate growth.

During 2024 the company issued 278,152 shares in the ATM program at an average price of $11.33 per share netting the company $3.2 million dollars.

During 2024, the Company converted 1,947,078 OP Units into shares of common stock.

On November 9, 2023 the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of December 31, 2024 the Company had purchased 254,948 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase price of $2.5 million dollars. All common shares repurchased in the program have been retired and are now held as unissued shares available for use and reissuance for purpose as and when determined by the Board.

During 2024, the Company purchased and retired 248,995 shares of our common stock in the open market at an average price per share of $9.93 and an aggregate repurchase cost of $2.5 million

The following table sets forth information regarding the Company’s quarterly repurchase of shares of its outstanding common stock during as of December 31, 2024.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
Beginning Balance Jan 1, 2024	5,953	$7.84	5,953	$4,954,000
Q1 2024	19,348	7.96	25,301	4,800,000
Q2 2024	54,057	9.42	79,358	4,291,000
Q3 2024	32,568	10.66	111,926	3,944,000
Q4 2024	143,022	10.23	254,948	2,481,000
Total	254,948	$9.93	254,948	$2,481,000

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of the date of this Form 10-K, our portfolio consists of 130 healthcare facilities with an aggregate of 14,540 licensed beds. We hold fee title to 119 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of the date of this report, the aggregate annualized average base rent under the leases for our properties was approximately $134.8 million.

We elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 22.1% of the outstanding OP units.

Recent Developments

On March 25, 2024, the Company entered into a purchase agreement for a property comprised of a 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The Company closed on the property on May 31, 2024, for $5.83 million in an all cash transaction. The facility was leased to Infinity, a related party operator. On June 1st, 2024, the facility was added to the IN Master Lease in the second amendment to the master lease.

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

On August 5, 2024, the Company issued 145.6 million NIS in Series A Bonds on the Tel Aviv stock exchange (“TASE”), which is approximately $37.1 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.97%. Repayment of the bond principal, at 6% of the principal, was paid in 2024 and will be paid in 2025, with the remaining 88% due in 2026. Interest payments will be due concurrent with the principal payments on September 30th of the years 2024, 2025 and 2026. In addition, the investors in Series D bond were offered to exchange their holdings with certificates of Series A bonds at a conversion rate of 1.069964 bond A for each certificate of bond D. In September 2024, 47.2 million NIS ($12.7 million USD) Series D bonds have been exchanged for 50.6 million NIS ($13.6 million) Series A bonds.

On August 30, 2024, the Company completed the acquisition for two skilled nursing facilities with 254 licensed beds near San Antonio, Texas. The acquisition was for $15.25 million. The Company funded the acquisition utilizing cash from the balance sheet. The facilities are leased to the Tide Health Group, a 3rd party operator. The properties are leased in the Texas Master Lease 2, which includes an annual base rent of $1.5 million dollars with 3% annual rent increases and an initial term of 10 years with two options of 5 year extensions.

On September 25, 2024, the Company completed the acquisition of a property comprised of an 83-bed skilled nursing facility and 25 bed assisted living facility near Nashville, Tennessee. The acquisition was for $6.7 million and the Company funded the acquisition by assuming $2.8 million of existing debt on the facilities, $3.1 million in common stock to the seller, and transferring $0.8 million of other assets to the seller. The property was leased to Infinity, a related party operator. The property annual rent is $670 thousand dollars and the property was added to the Tennessee Master Lease 1.

On October 8, 2024, the Company entered into a Purchase and Sale Agreement with an unaffiliated seller with respect to eight healthcare facilities located in Missouri. The purchase price for the facilities was $87,500,000, payable at the closing. The facilities are currently leased under a master lease agreement to a group of third-party tenants. Under the master lease, the tenants currently pay annual rent on a triple net basis. The eight facilities are comprised of 1,111 licensed beds. The Company purchased the facilities utilizing cash from the balance sheet and funds provided by a third-party lender. The Company closed the acquisition on December 20, 2024.

On October 11, 2024 the Company acquired an 86-bed skilled nursing facility in Indianapolis, Indiana. The acquisition was for $6.0 million and the Company funded the acquisition utilizing cash from its balance sheet. The facility was added to an existing master lease with Infinity of Indiana.

On October 14, 2024, the BVI Company issued additional Series C bonds with a par value of NIS 62.0 million ($16.6 million). The bonds were issued at a price of 99.3% to par.

On December 5, 2024, priced an underwritten public offering of 3,333,334 shares of its common stock for total gross proceeds (before underwriters’ discounts and commissions and offering expenses) of approximately $35 million.

On December 20, 2024, the Company entered into an Asset Purchase Agreement with an unaffiliated seller for the purchase of six healthcare Facilities located in Kansas. The purchase price for the Facilities was $24,000,000, payable at the closing. The Facilities will be leased under a new 10-year master lease agreement to a group of third-party tenants. Under the master lease, (i) the tenants will be on a triple net basis (ii) the tenants have 2 five-year options to extend the lease. The tenants operate the Facilities as five skilled nursing facilities and one assisted living facility. The six facilities are comprised of 354 licensed beds. The Company closed the acquisition on January 2, 2025.

On December 31, 2024 the Company completed the acquisition of a 100-bed skilled nursing facility in Oklahoma for $5.0 million. Under the lease, the tenants initial annual rents are $500,000 on a triple net basis. As of the date of this report, none of the Company’s tenants are delinquent on the payment of rent, and there have been no requests to amend the terms of their respective leases to reduce current or future lease payments.

Related Party Tenants

As a landlord, the Company does not control the operations of its tenants, including related party tenants, and is not able to cause its tenants to take any specific actions to address trends in occupancy at the facilities operated by its tenants, other than to monitor occupancy and income of its tenants, discuss trends in occupancy with tenants and possible responses, and, in the event of a default, to exercise its rights as a landlord. However, Moishe Gubin, our Chairman and Chief Executive Officer, and Michael Blisko, one of our directors, as the controlling members of 67 of our tenants and related operators, have the ability to obtain information regarding these tenants and related operators and cause the tenants and operators to take actions, including with respect to occupancy.

Results of Operations

Operating Results

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023:

	Year Ended December 31,		Increase /	Percentage
(dollars in thousands)	2024	2023	(Decrease)	Difference

Rental revenues	$117,058	$99,805	$17,253	17.3%

Expenses:

Depreciation	29,031	26,207	2,824	10.8%
Amortization	4,657	3,028	1,629	53.8%
Loss on real estate investment impairment	-	2,451	(2,451)	100.0%
General and administrative expenses	6,851	5,662	1,189	21.0%
Property and other taxes	14,489	14,459	30	0.2%
Facility rent expenses	727	559	168	30.1%
Total Expenses	55,755	52,366	3,389	6.5%
Interest expense, net	32,603	24,443	8,160	33.4%
Amortization of interest expense	657	560	97	17.3%
Mortgage Insurance Premium	1,548	1,671	(123)	(7.9)%
Total Interest Expenses	34,808	26,674	8,134	30.5%
Other income (loss)
Other income (loss)	10	(983)	(973)	99%
Foreign currency transaction gain	-	462	(462)	100%
Net Income	26,505	20,244	6,261	30.9%
Net income attributable to non-controlling interest	(22,410)	(17,748)	(4,662)	26.3%
Net Income attributable to common stockholders	4,095	2,496	1,599	64.1%
Basic and diluted income per common share	$0.57	$0.39	0.18	46.2%

Rental revenues: Rental revenues during 2024 increased by $17.2 million or 17.3% compared to fiscal year 2023, The additional rental income arising from the renegotiation of certain leases and the receipt of rent from the acquisition of 15 properties and additional property taxes being reimbursed by the tenants.

Depreciation and Amortization: Increase in depreciation of $2.8 million or 10.8% from fiscal year 2023 to fiscal year 2024 is primarily due to year over year depreciation from the Indiana 2 Master Lease and $119.8 million of new real estate investments in 2024. This was offset by other fully depreciated assets in 2024. Amortization increased $1.6 million or 53.8% due to the $24 million in acquisitions of purchase options in 2024.

Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which has been paid without interruption. As a result of the closure, the Company sought to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value. Subsequently, the property was sold in 2024.

General and Administrative Expense: The decrease in general and administrative expenses of $1.2 million or 21.0% during fiscal year 2024 compared to fiscal year 2023 is primarily the result of higher insurance, higher legal, higher corporate salaries and other expenses.

Interest expense, net: The increase in interest expense of $8.1 million or 33.4% from fiscal year 2023 to fiscal year 2024 is primarily related to larger bond balances and a second commercial bank loan facility obtained in connection with the acquisition of the Indiana Facilities.

Other income (loss): In 2023, the other loss of $1.0 million was the result of a fee paid to an investment banking firm in connection with the cancellation of an agreement with respect to a proposed financing transaction.

Net Income: The increase in net income from $20.2 million during the year ended December 31, 2023 to $26.5 million in the year ended December 31, 2024 is primarily due to increases in rental revenue (net of increase in real estate taxes), lower losses on real estate and other losses, offset by higher depreciation, amortization, general and administrative and interest expenses.

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

As of December 31, 2024, we had cash and cash equivalents and restricted cash and equivalents of $93.7 million. We also had the ability to offer additional Series A Bonds from the current outstanding of $88.5 million up to $150.8 million. Series C Bonds from the current outstanding of $73.3 up to $172.7 million and the ability to offer additional Series D Bonds from the current outstanding of $51.5 million up to $123.4 million is subject to compliance with covenants and market conditions.

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

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of December 31, 2024, on a consolidated basis, we had total indebtedness of approximately $673.9 million, consisting of $262.2 million in HUD guaranteed debt, $213.3 million in gross Series A, C, and D bonds outstanding and $198.4 million in commercial mortgages. Under our Bonds and our commercial mortgages, we are subject to continuing covenants, and future indebtedness that we may incur, may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

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

Through 2027 there are six balloon payment obligations consisting of three payments of $83.0 million, $68.2 million and $48.4 million due under the Series A Bonds, Series C Bonds and Series D bonds in 2026, respectively, and payments of $86.1 million, $36.6 million and $52.5 million due under our three commercial bank term loans due in 2027, 2028, and 2029. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows:

	Years Ended December 31,
	2024	2023
(dollars in thousands)
Net cash provided by operating activities	$59,330	$54,944
Net cash used in investing activities	(136,776)	(106,348)
Net cash provided by financing activities	133,344	43,458
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	55,898	(7,946)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of year	37,758	45,704
Cash and cash equivalents and restricted cash and cash equivalents, end of year	$93,656	$37,758

Net cash provided by operating activities increased $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase of $6.3 million in net income and $4.5 million increase in depreciation and amortization, offset by a smaller increase in accounts payable and an increase in receivables.

Cash used in investing activities increased by $30.4 million for the year ended December 31, 2024 primarily due to a $29.8 million increase in cash used for property acquisitions in real estate and lease rights. Notes receivable decrease was also $0.6 million lower than 2023.

Cash flows generated from financing activities increased by $89.9 million for the year ended December 31, 2024. The increase was caused by $64.3 million in bond proceeds, a $33.0 million equity raise and no repayments for non-controlling interest redemption. This was offset by $23.4 million in additional senior debt repayments.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of December 31, 2024, we had non-recourse mortgage loans of $262.2 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of December 31, 2024, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 22 years.

Commercial Bank Term Loans

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor 4% (as of the December 31, 2024 the rate was 7.99%). As of December 31, 2024, total outstanding principal amount was $95.1 million. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest and payment of principal and interest thereafter, will start on August 2024 based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of the December 31, 2024, the rate was 7.99%). As of December 31, 2024, total outstanding principal amount was $41.6 million. This loan is collateralized by 19 properties owned by the Company. The loan proceeds were used to acquire the Indiana facilities.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate and interest is based on the one-month Secured Overnight Financing Rate SOFR plus a margin of 3.0% and a floor of 4% (as of the December 31, 2024, the rate was 7.49%). As of December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

The two credit facilities closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which are consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2024, the Company was in compliance with the loan covenants.

The credit facility closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of December 31, 2024, the Company was in compliance with the loan covenants.

Outstanding Bond Debt

As of December 31, 2024, the Company had outstanding Series A, Series C Bonds and Series D Bonds.

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

Series A Bonds

In August 2024, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The series A Bonds were issued at par. Offering and issuance costs of approximately $1.0 million were incurred at closing. In December 2024, the Inc company issued an additional NIS 145.6 million ($38.1 million) in Series A Bonds.

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

As of December 31, 2024 the outstanding balance of the Series A Bonds was NIS 322.8 million ($88.5 million), given the August 2024 issuance, the September 2024 exchange of Series D bonds for Series A bonds, as well as the additional bond issuance in December 2024.

The Series A Bonds are traded on the TASE.

Series C Bonds

In July 2021, the BVI Company completed an initial offering of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds were issued at par. During February 2023, the BVI Company issued additional Series C Bonds in the face amount of NIS 40.0 million ($11.2 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds were issued at a price of 95.25%. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds. The bonds were issued at 99.3%.

As of December 31, 2023, the outstanding principal amount of the Series C Bonds was NIS 267.5 million ($73.3 million).

The Series C Bonds are traded on the TASE.

Series D Bonds

In June 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par. During August 2023, the BVI Company issued additional Series D Bonds in the face amount of NIS 70.0 million ($19.2 million) and raised a net amount of NIS 152.9 million ($42.1 million). These Series D Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional NIS 98.2 million ($25.7 million) Series D Bonds. These Series D Bonds were issued at a price of 106.3%.

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

As of December 31 2024, the Series D Bonds had an outstanding principal balance of approximately NIS 187.2 ($51.5 million).

Summary of fixed and variable loans:

	December 31,
	2024	2023
	(Amounts in $000s)
Fixed rate loans	$475,494	$374,335
Variable rate loans	198,441	164,810
Gross Notes Payable and other Debt	$673,935	$539,145

Funds From Operations (“FFO”)

The Company believes that net income as defined by GAAP is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of our operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. AFFO is defined as FFO excluding the impact of straight-line rent, above-/below-market leases, non-cash compensation and certain non-recurring items. For the year ended December 31, 2023, we excluded as non-recurring items a gain in the amount of $0.5 million in reclassification of foreign currency transactions the Company recorded with respect to foreign currency fluctuations that the Company realized at the time of bond principal payment. We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and makes comparisons of operating results among REITs more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies.

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

The following table reconciles our calculations of FFO and AFFO for the years ended December 31, 2024 and 2023, to net income, the most directly comparable GAAP financial measure (in thousands):

FFO and AFFO:

	Year Ended December 31,
	2024	2023

Net income	$26,505	$20,244
Depreciation and amortization	33,688	29,235
Funds from Operations	60,193	49,479
Adjustments to FFO:
Straight-line rent	(4,368)	(30)
Straight-line rent receivable write-off(1)	-	230
Contact cancellation expense for proposed financing(2)	-	1,000
Loss on real estate impairment (3)	-	2,451
Foreign currency transaction gain	-	(462)
Funds from Operations, as Adjusted	$55,825	$52,668

(1) In 2023 the Company recognized a loss of $0.2 million due to the write-off of straight-line rent receivables related to the Southern Illinois facilities.

(2) In 2023 the Company incurred a non-recurring expense of $1.0 million in the second quarter of 2023 in connection with the cancellation of a contract with an investment banking firm related to a proposed financing.

(3) Loss on real estate investment impairment: In February 2023, one facility under one of our Southern Illinois master leases was closed. The closure was made at the request of the tenant and was mainly for efficiency reasons. This facility was leased under a master lease with two other facilities. The closure did not result in any reduction in the aggregate rent payable under the master lease, which was paid without interruption. As a result of the closure, the Company is seeking to sell the property. Since the facility is no longer licensed to operate as a skilled nursing facility, the Company wrote off its remaining book value.

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

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. As of December 31, 2024 and 2023 we determined that no allowance was necessary to cover the potential loss of rent from our tenants.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of December 31, 2024, we had $88.5 million in Series A Bonds which bear interest at a fixed rate of 6.97%, $73.3 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $51.5 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $460.6 million in senior debt notes, of which $195.7 million (29.03% of total debt) bear interest at variable rate equal to one month SOFR plus a margin. At December 31, 2024, one month SOFR was 4.49%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $2.0 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, is responsible for and has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Annual Report).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. Other Information

During the fourth quarter of 2024, no director or officer adopted any insider trading arrangement contemplated by 17 CFR Section 229.408.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	975,100
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	975,100

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Additional information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

Financial Statements

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2) Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

Note: All other schedules have been omitted because the required information is presented in the consolidated financial statements and the related notes or because the schedules are not applicable.

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

4.1*	Description of Capital Stock

10.1	Deed of Trust dated April 23, 2018, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd. .incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.2	Deed of Trust dated November 24, 2015, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.3	Deed of Trust dated July 27, 2021 between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd., incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.4	First Amended and Restated Agreement of Limited Partnership dated June 1, 2021 of Strawberry Fields Realty LP, incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.5	Contribution Agreement dated June 8, 2021 between Strawberry Fields REIT, Inc., Strawberry Fields REIT, LLC and of Strawberry Fields Realty LP., incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.6	Tax Protection Agreement effective as of June 8, 2021 among Strawberry Fields Realty LP, Strawberry Fields REIT, Inc. and Strawberry Fields REIT, LLC., incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.7	Strawberry Fields REIT, Inc. 2021 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.8	Term Loan and Security Agreement dated March 18, 2022, by and among Strawberry Fields Realty LP and certain subsidiaries thereof named as Borrowers, and Popular Bank, as Agent and Lender., incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.9	Indemnification Agreement effective January 13, 2020 between the Company and Essel Bailey incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.10	Indemnification Agreement effective January 13, 2020 between the Company and Jack Levine Bailey incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.11	Indemnification Agreement effective January 13, 2020 between the Company and Michael Blisko incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.12	Indemnification Agreement effective January 13, 2020 between the Company and Moishe Gubin incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.13	Indemnification Agreement effective January 13, 2020 between the Company and Reid Shapiro incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission as of September 8, 2022.

10.14	Deed of Trust dated June 19, 2023, between Strawberry Fields REIT, LTD and Mishmeret Trust Services Company Ltd. .incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.

10.15	Deed of Trust dated August 4, 2024, between the Company and Mishmeret Trust Services Company Ltd., incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission as of August 6, 2024.

10.16	Underwriting Agreement, dated December 5, 2024, by and between the Company and Janney Montgomery Scott LLC, as representative of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange Commission as of December 9, 2024.

*21.1	List of Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Moishe Gubin	Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Moishe Gubin
/s/ Greg Flamion	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025
Greg Flamion
/s/ Michael Blisko	Director	March 13, 2025
Michael Blisko
/s/ Essel Bailey	Director	March 13, 2025
Essel Bailey
/s/ Jack Levine	Director	March 13, 2025
Jack Levine
/s/ Reid Shapiro	Director	March 13, 2025
Reid Shapiro
/s/ Stanford Gertz	Director	March 13, 2025
Stanford Gertz
/s/ Mark Meyers	Director	March 13, 2025
Mark Meyers
/s/ Ted Lerman	Director	March 13, 2025
Ted Lerman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Strawberry Fields REIT, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strawberry Fields REIT, Inc., (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of income and comprehensive income, equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 13, 2025

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	December 31,
	2024	2023
Assets
Real estate investments, net	$609,058	$518,314
Cash and cash equivalents	48,373	12,173
Restricted cash and equivalents	45,283	25,585
Straight-line rent receivable, net	27,702	23,334
Right of use lease asset	1,204	1,542
Goodwill, other intangible assets and lease rights	27,947	8,604
Deferred financing expenses	6,162	6,035
Notes receivable, net	16,585	17,706
Other assets	5,275	3,502
Total Assets	$787,589	$616,795

Liabilities
Accounts payable and accrued liabilities	$18,718	$16,907
Bonds, net	209,944	100,294
Notes payable and other debt	460,591	436,192
Operating lease liability	1,204	1,542
Other liabilities	13,561	14,587
Total Liabilities	$704,018	$569,522
Commitments and Contingencies (Notes 8 and 14)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 12,062,309 and 6,487,856 shares issued and outstanding in 2024 and 2023	1	-
Additional paid in capital	16,535	5,746
Accumulated other comprehensive income	340	529
Retained earnings	1,292	1,232
Total Stockholders’ Equity	$18,168	$7,507
Non-controlling interest	$65,403	$39,766
Total Equity	$83,571	$47,273
Total Liabilities and Equity	$787,589	$616,795

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in $000’s, except share data)

	Year Ended December 31,
	2024	2023

Revenues
Rental revenues	$117,058	$99,805

Expenses:
Depreciation	$29,031	26,207
Amortization	4,657	3,028
Loss on real estate investment impairment	-	2,451
General and administrative expenses	6,851	5,662
Property taxes	14,489	14,459
Facility rent expenses	727	559
Total expenses	$55,755	$52,366
Income from operations	61,303	47,439

Interest expense, net	$(32,603)	$(24,443)
Amortization of deferred financing costs	(657)	(560)
Mortgage insurance premium	(1,548)	(1,671)
Total interest expense	$(34,808)	$(26,674)
Other income (loss):
Foreign currency transaction gain	-	462
Other income (loss)	10	(983)
Total other income (loss)	10	(521)
Net income	$26,505	$20,244
Less:
Net income attributable to non-controlling interest	(22,410)	(17,748)
Net income attributable to common shareholders	4,095	2,496
Other comprehensive income:
Gain due to foreign currency translation	431	1,624
Reclassification of foreign currency transaction gains	-	(462)
Comprehensive income attributable to non-controlling interest	(620)	(1,019)
Comprehensive income	$3,906	$2,639
Net income attributable to common stockholders	$4,095	$2,496
Basic and diluted income per common share	$0.57	$0.39

Weighted average number of common stock outstanding	7,124,158	6,365,196

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of Common Shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non-controlling interest	Total
Balance, December 31, 2022	6,365,856	$-	$5,792	$386	$1,608	$41,598	$49,384
Issuance of common stock in exchange for OP units	127,953	-	-	-	-	-	-
Common stock retirement	(5,953)	-	(46)	-	-	-	(46)
Dividends	-	-	-	-	(2,872)	-	(2,872)
Non-controlling interest distributions	-	-	-	-	-	(20,599)	(20,599)
Net change in foreign currency translation	-	-	-	143	-	1,019	1,162
Net Income	-	-	-	-	2,496	17,748	20,244
Balance, December 31, 2023	6,487,856	$-	$5,746	$529	$1,232	$39,766	$47,273

Issuance of common stock in exchange for OP units	1,947,078	-	-	-	-	-	-
Proceeds from equity raise net of offering costs of $2.0 million	3,333,334	1	33,009	-	-	-	33,010
ATM common stock sales	278,152	-	3,239	-	-	-	3,239
Common stock issued for property acquisition	264,884	-	3,078	-	-	-	3,078
Common stock retirement	(248,995)	-	(2,470)	-	-	-	(2,470)
Dividends	-	-	-	-	(4,035)	-	(4,035)
Non-controlling interest distributions	-	-	-	-	-	(23,460)	(23,460)
Net change in foreign currency translation	-	-	-	(189)	-	620	431
Reallocation of non-controlling interest			(26,067)			26,067	-
Net Income	-	-	-	-	4,095	22,410	26,505
Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571

See accompanying notes to consolidated financial statements.

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income	$26,505	$20,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,688	29,235
Impairment of real estate asset	-	2,451
Amortization of bond issuance costs	629	558
Amortization of deferred financing costs	657	560
Increase in other assets	(1,773)	(3,326)
Amortization of right of use asset	505	291
Foreign currency transaction gain	-	(462)
Foreign currency translation adjustments	3,207	(1,395)
(Increase) Decrease in straight-line rent receivables	(4,368)	200
Increase in accounts payable and accrued liabilities and other liabilities	785	6,879
Repayment of operating lease liability	(505)	(291)
Net cash provided by operating activities	$59,330	$54,944

Cash flow from investing activities:
Purchase of real estate investments	$(113,897)	$(108,061)
Purchase of lease rights	(24,000)	-
Decrease in notes receivable	1,121	1,713
Net cash used in investing activities	$(136,776)	$(106,348)

Cash flows from financing activities:
Proceeds from senior debt, net of discount	$59,000	$69,208
Proceeds from equity raise, net	33,010	-
Proceeds from ATM Stock Sales, net	3,239	-
Deferred financing costs	(784)	(804)
Proceeds from issuance of bonds, net of issuance costs	116,704	52,381
Repayment of bonds	(10,459)	(24,038)
Repayment of senior debt	(37,401)	(14,019)
Repayment of non-controlling interest redemption liability	-	(15,753)
Non-controlling interest distributions	(23,460)	(20,599)
Payment of dividends	(4,035)	(2,872)
Common stock retirement	(2,470)	(46)
Net cash provided by financing activities	$133,344	$43,458
Increase (decrease) in cash and cash equivalent and restricted cash and equivalents	$55,898	$(7,946)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the year	$37,758	$45,704
Cash and cash equivalents and restricted cash and equivalents at the end of the year	$93,656	$37,758

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in $000’s)

	Year Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$33,672	$24,389
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$431	$1,162
Right of use lease asset obtained in exchange for operating lease liabilities	$3,017	$-
Assumption of notes payable and other debt for property acquisition	$2,800	$-
Common shares issued for property acquisition	$3,078	$-
Right of use lease asset and lease liability terminated	$2,850	$-

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

The Company completed the formation transactions on June 8, 2021. In connection with the formation transaction, the Company, the Operating Partnership and Strawberry Fields REIT, LLC (the “Predecessor Company” or “Predecessor”) entered into a contribution agreement, pursuant to which the Predecessor Company contributed all of its assets to the Operating Partnership, and the Operating Partnership assumed all of its liabilities. In exchange, the Operating Partnership issued limited partnership interests designated as common units (the “OP units”) to the Predecessor Company, which immediately distributed them to its members and beneficial owners. The Company offered certain of the holders of these OP units the opportunity to exchange their OP units for shares of common stock of the Company on a one-for-one basis. The Company limited the number of OP units that could be exchanged by some of the holders so that such holders would not become beneficial owners of more than 9.8% of the outstanding shares of the Company in violation of the ownership limitations set forth in the Company’s charter. As of December 31, 2024 and 2023, the Company is the owner of approximately 22.1% and 12.6% of the outstanding OP units, respectively. The formation transactions were accounted for at historical cost.

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

As of December 31, 2024, the Company owned 113 properties and leased one property that in turn subleased to a tenant that operates the facility. As of December 31, 2023, the Company owned 97 properties and leased one property that it in turn subleased to a tenant that operates the facility.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s consolidated balance sheets represents OP units not held by the Company and represents approximately 78.3% and 87.4% of the outstanding OP Units issued by the Operating Partnership as of December 31, 2024 and 2023, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted-average of OP units outstanding during the year.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. At December 31, 2024 and 2023, the Company had $79,963,000 and $22,727,000, respectively, on deposit in excess of federally insured limits.

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

The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. All of the Company’s acquisitions of investment properties qualified as asset acquisitions during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, the Company held four notes receivable with an outstanding balance of $16.5 million and $17.4 million, respectively. The notes have maturities ranging from 2025 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants accounts receivable. All other notes receivable are uncollateralized as of December 31, 2024.

Market Concentration Risk

As of December 31, 2024 and 2023, the Company owned 114 and 97 properties and leases 1 property, respectively, in 10 states, and 41 facilities or 36.2% of its total properties in Indiana (which include 3,404 skilled nursing and assisted living beds or 24.0% of the Company’s total beds) and 20 facilities or 17.7% of its total properties located in Illinois (which include 4,226 skilled nursing beds or29.8% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to, Centers for Medicare and Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

Segment Reporting

Accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company’s investment decisions in health care properties, and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, the Company has concluded that it operates as a single segment. The Chief Operating Decision Makers for the segment is/ are: Moishe Gubin, Chairman and Chief Executive Officer and Greg Flamion, Chief Financial Officer.

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the year. At December 31, 2024 and 2023, there were 43,426,807 and 45,373,615 OP units, respectively, outstanding which were potentially dilutive securities. During the years ended December 31, 2024, and 2023 the assumed conversion of the OP units had no impact on basic income per share.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

At December 31, 2024 and 2023, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s cash and equivalents and escrow deposits:

	December 31,
	2024	2023
	(amounts in $000’s)
Escrow with trustee	$16,609	$-
MIP escrow accounts	688	794
Other escrow and debt deposits	270	737
Property tax and insurance escrow	7,228	6,842
Interest and expense reserve bonds escrow	8,225	3,924
HUD replacement reserves	12,263	13,288
Total restricted cash and equivalents	$45,283	$25,585

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

Interest and expense reserve bonds escrow - The indentures for the Series A, C, and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated	December 31,
	Useful Lives	2024	2023
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$683,582	$576,044
Equipment and personal property	2-18	104,869	97,359
Land	-	69,036	64,309
		857,487	737,712
Less: accumulated depreciation		(248,429)	(219,398)
Real estate investments, net		$609,058	$518,314

For the years ended December 31, 2024 and 2023, total depreciation expense was $29.0 million and $26.2 million, respectively.

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

On August 25, 2023, the Company acquired 24 healthcare facilities (19 properties) located in Indiana (the “Indiana Facilities”) for $102.0 million. The Indiana Facilities are comprised of 19 skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed. Annualized straight line rent for the facilities is expected to equal $12.7 million representing a weighted average lease yield of 12.4%. Effective March 1, 2023, the Company commenced a new master lease for these facilities. Please refer to the section Note 14 Subsequent Events for additional details of the lease.

The Company acquired the Indiana Facilities utilizing the Company’s working capital, which included $19.2 million in proceeds from our sale of additional Series D Bonds, together with funds to be borrowed under a $66.0 million credit facility from a commercial bank. The credit facility has a 5-year term, at a floating rate of SOFR plus 3.5% and is interest-only for the initial 12 months. The Company also made a loan of $6.5 million to the sellers, which will be payable within 60 days of the closing.

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

On December 12, 2023, the Company entered into a lease for two skilled nursing facilities with 226 licensed beds near Johnson City, Tennessee. The lease included a purchase option which the Company intended to exercise once certain conditions precedent are met. The lease commenced on January 1, 2024. On August 30, 2024 the Company exercised its purchase option for $4.0 million and the Company funded the acquisition utilizing cash from the balance sheet.

On March 25, 2024, the Company entered into a purchase agreement for a property comprised of a 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The acquisition was closed on May 31, 2024 for $5.85 million and the Company funded the acquisition by utilizing cash from the balance sheet.

On August 30, 2024 the Company completed the acquisition of two skilled nursing facilities with 254 licensed beds near San Antonio, Texas. The acquisition was for $15.25 million. The Company funded the acquisition utilizing cash from the balance sheet.

On September 25, 2024 the Company completed the acquisition for a property comprised of an 83-bed skilled nursing facility and 25-bed assisted living facility near Nashville, Tennessee. The acquisition was for $6.7 million and the Company funded the acquisition by assuming $2.8 million of existing debt on the facilities, $3.1 million common stock to the seller, and transferring $0.8 million issuing of other assets to the seller.

On October 11, 2024, the Company acquired an 86-bed skilled nursing facility in Indianapolis, Indiana. The acquisition was for $6.0 million and the Company funded the acquisition utilizing cash from its balance sheet. The facility was added to an existing master lease with Infinity of Indiana.

On December 20, 2024, the Company completed a purchase with an unaffiliated seller with respect to eight healthcare facilities located in Missouri. The purchase price for the facilities was $87.5 million. The facilities were currently leased under a master lease agreement to a group of third-party tenants. Under the master lease, the tenants currently pay annual rent on a triple net basis. The eight facilities are comprised of 1,111 licensed beds. The Company purchase the facilities utilizing cash from the balance sheet and funds provided by a third-party lender.

On December 31, 2024 the Company completed the acquisition of a 100-bed skilled nursing facility in Oklahoma for $5.0 million. Under the lease, the tenants initial annual rents are $500,000 on a triple net basis.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (cont.)

Other Properties

In December 2022, the Company, through one of its subsidiaries, took title on a property in Massachusetts through a foreclosure. See note 2 above. As of December 31, 2024 and 2023, the property is carried at estimated fair value of $1.2 million and is included in real estate investments in the accompanying consolidated balance sheets.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2022
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(44,268)	(44,268)
Net carrying amount	$1,323	$10,309	$11,632
Amortization for the year ended December 31, 2023	-	(3,028)	(3,028)
Balances, December 31, 2023
Gross	$1,323	$54,577	$55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	$1,323	$7,281	$8,604
Acquisition of Lease Rights	-	$24,000	$24,000
Amortization for the year ended December 31, 2024	-	(4,657)	(4,657)
Balances, December 31, 2024
Gross	$1,323	$78,577	$79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	$1,323	$26,624	$27,947

Estimated amortization expense for all finite-lived intangible assets for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2025	$5,428
2026	3,087
2027	2,861
2028	2,476
2029	2,400
Thereafter	10,372
Total	$26,624

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of December 31, 2024, the Company had leased 114 properties to tenant/operators in the States of Illinois, Indiana, Michigan, Missouri, Ohio, Texas, Kentucky, Tennessee, Oklahoma and Arkansas. As of December 31, 2023 the company leased 98 properties. In both December 31, 2024 and 2023 all of the Company’s healthcare facilities were leased. Most of these facilities are leased on a triple-net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased for the periods indicated:

	December 31,
	2024	2023
Cumulative number of properties	114	98
Cumulative number of operational beds	14,186	12,201

The following table provides additional information regarding the properties/facilities leased by the Company as of December 31, 2024:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Missouri	1,111	8		8
Oklahoma	237	2	-	2
Texas	727	5	-	5
Total properties	14,186	113	1	114

Facility Type
Skilled Nursing Facilities	13,825	112	1	113
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	298	9	-	9
Total facilities	14,186	123	1	124

As of December 31, 2024, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000’s)
2025	$138,752
2026	121,611
2027	123,842
2028	121,671
2029	115,894
Thereafter	362,360
Total	$984,130

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	December 31,
	2024	2023
Number of facilities leased and subleased to third-parties	1	1
Number of operational beds	68	68

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Operating lease cost	$637	$405

	As of December 31,
	2024	2023
Operating lease right of use asset	$1,204	$1,542
Operating lease liability	$1,204	$1,542
Weighted average remaining lease term-operating leases (in years)	3.25	4.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of December 31, 2024, reconciled to the Company’s operating lease liability presented on the consolidated balance sheets:

(Amounts in $000s)
2025	$409
2026	409
2027	409
2028	63
Total	$1,290
Less Interest	(86)
Total operating lease liability	$1,204

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the year ended December 31, 2024 and 2023, was $214,000 and $209,000 , respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt

Bonds, Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at December 31, 2024	December 31,
		2024	2023
	(Amounts in $000s)
HUD guaranteed bank loans	3.26%	$262,150	$271,340
Bank loans	7.82%	198,441	164,810
Series A, Series C and Series D Bonds	6.83%	213,344	102,995
Gross Notes Payable and other Debt		$673,935	$539,145
Debt issuance costs		(3,400)	(2,659)
Net Bonds, Notes Payable and other Debt		$670,535	$536,486

Principal payments on the Bonds, Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31	Amount
2025	$27,022
2026	217,562
2027	98,794
2028	47,856
2029	63,050
Thereafter	219,651
Total Principal Payments on Bonds, Notes Payable and Other Debt	$673,935

Debt Covenant Compliance

As of December 31, 2024 and 2023, the Company was party to approximately 43 and 41 outstanding credit related instruments, respectively. These instruments included credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of December 31, 2024, the Company was in compliance with all financial and administrative covenants.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (cont.)

Senior Debt—Mortgage Loans Guaranteed by HUD

As of December 31, 2024 and 2023, the Company had HUD guaranteed mortgage loans from financial institutions of $262 million and $271 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of December 31, 2024 and 2023 was 3.91% and 3.93%, respectively (including the mortgage insurance premium).

Commercial Bank Mortgage Loan Facilities

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of December 31, 2024 the rate was 7.99%). As of December 31, 2024 and 2023, total outstanding was $95.1 million and $98.8 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay certain bank loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest only for the first 12 months and principal and interest thereafter based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of the December 31, 2024, the rate was 7.99%). On December 17, 2024 the company paid down $24 million dollars of the outstanding loan. As of December 31, 2024 and 2023, total outstanding was $41.6 million and $66 million, respectively. This loan is collateralized by 19 properties owned by the Company.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. the loan term matures on April 23, 2026.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of the December 31, 2024, the rate was 7.49%). As of December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

The two credit facilities that closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of December 31, 2024 the Company was in compliance with the loan covenants.

The credit facility closed on December 19,2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of December 31, 2024, the Company was in compliance with the loan covenants.

Series A Bonds

In November 2015, the Company, through a subsidiary, issued Series A Bonds in the face amount of NIS 265.2 million ($68 million) and received the net amount after issuance costs of NIS 251.2 million ($64.3 million). Since then the Company extended the series amount twice in September 2016 and May 2017 and received a combined net amount of $30.1 million. The Series A Bonds had an original interest rate of 6.4% per annum. The bonds were paid off on November 8, 2023.

Series A Bonds

In August 2024, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The series A Bonds were issued at par. Offering and issuance costs of approximately $1.0 million were incurred at closing. In December 2024, the Inc company issued an additional NIS 145.6 million ($38.1 million) in Series A Bonds.

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

As of December 31, 2024 the outstanding balance of the Series A Bonds was NIS 322.8 million ($88.5 million), given the August 2024 issuance, the September 2024 exchange of Series D bonds for Series A bonds, as well as the additional bond issuance in December 2024.

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $150.8 million).

Redemption Provisions

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

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds, offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds, offering and issuance costs of approximately $0.8 million were incurred at closing. At December 31, 2024 and 2023 the total Series C Bond outstanding was $73.3 million and $60.8 million, respectively.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (cont.)

Series C Bonds (cont.)

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum of NIS 630 million (or $172.7 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series B Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 3.0% per annum for early repayment as of December 31, 2024.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (cont.)

Series D Bonds

In June 2023, the BVI Company completed an initial offering on the TASE of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). These Series D Bonds were issued at par. Offering and issuance costs of approximately $0.6 million were incurred at closing. In July 2023, the BVI Company issued an additional NIS 70 million ($19.2 million) in Series D Bonds. On February 8, 2024, the BVI Company issued additional Series D Bonds with a par value of NIS 100.0 million (gross) and raised a net amount of NIS 98.2 million ($25.7 million), offering and issuance costs of approximately $.05 million incurred at closing.

Exchange of Series D Bonds for Series A Bonds

In September 2024, the Company made an exchange tender offer of outstanding Series D Bonds for series A Bonds. The interest rate on Series A Bonds is 6.97% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47,245,161 NIS Series D Bonds ($12.7 million) were exchanged for 50,550,621 NIS Series A Bonds ($13.6 million).

As of December 31, 2024 and 31, 2023, the outstanding balance of the Series D Bonds was NIS 187.2 million ($51.5 million) and NIS152.9 million ($42.2 million), respectively.

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

● The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of December 31, 2024.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $123.4 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series D Bonds for early repayment. In the event of the redemption of all of the Series D Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series D Bonds in circulation which will be determined based on the average closing price of the Series D Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series D Bonds available for early redemption in circulation (i.e., the principal balance of the Series D Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series D Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate would have been 1.0% per annum for early repayment performed by September 30, 2024, and 3.0% thereafter.

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case, but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice. In April 2024, they filed yet another complaint in Arkansas, and this time dealing with the properties located in Arkansas, Kentucky and Massachusetts. There has been some motion practice where the Court dismissed some of the Plaintiff’s remedies and claims.

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

As of December 31, 2024, and 2023, 975,100 shares and 225,100 shares were available for grant, respectively. No shares were issued during the years ended December 31, 2024 and 2023.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of December 31, 2024 the Company had purchased 254,948 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase priced of $2.5 million.

As of December 31, 2024, there were a total of 12,062,309 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 4,041 stockholders of record, including certain affiliates of the Company who held 865,322 of these shares.

At December 31, 2024 there were 43,426,807 OP units outstanding. Under the terms of the Operating Partnership agreement, such holders have the right to request the redemption of their OP units, in cash. If a holder requests redemption, the Company will have the option of issuing shares of common stock to the requesting holder instead of cash. In addition, OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such OP unit holders’ interest.

In addition, the Company has reserved a total of 43,426,807 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of December 31, 2024.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	Chairman of the Board
Michael Blisko	Director

Operating entities	See list below

Lease Agreements with Related Parties

As of December 31, 2024 and 2023, each of the Company’s facilities were leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 67 tenants out of 124 who were related parties as of December 31, 2024 and 64 tenants out of 107 who were related parties as of December 31, 2023. Most of the lease agreements are triple net leases.

On August 25, 2023, the Company acquired 24 healthcare facilities (19 properties) located in Indiana (the “Indiana Facilities”) for $102.0 million. The Indiana Facilities are comprised of 19 skilled nursing facilities with 1,659 licensed beds and five assisted living facilities with 193 beds, of which 29 beds are licensed. Annualized straight line rent for the facilities is expected to equal $12.7 million representing a weighted average lease yield of 12.4%. Effective March 1, 2023 the company commenced a new master lease for these facilities with initial annual base rents of $14.5 million dollars.

The Indiana Facilities were leased under a master lease agreement dated November 1, 2022, between the sellers and a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. Under the master lease, the tenants were required to pay annual rent, on a triple net basis, commencing on November 1, 2022, in the amount of $9.5 million, which amount is subject to annual increases set forth in the master lease. The master lease had an initial term of seven years. The tenants had three options to extend the lease. The material terms of the master lease were not modified as a result of the purchase. The tenants operate the Indiana Facilities as skilled nursing and assisted living facilities.

On February 20, 2024 the Company entered into a new, replacement master lease for these properties. The tenant remains a group of tenants affiliated with two of the Company’s directors, Moishe Gubin and Michael Blisko. The new master lease has an initial term of ten years and is subject to 2 five-year extensions. The initial annual base rent for the properties is $14.5 million dollars and is subject to annual increases of 3%. In connection with the new master lease, the existing purchase option held by the tenant, which was granted by the prior owner of the properties, of $127.0 million was terminated. Consideration for the termination of the purchase option and inducement for entering into the new, replacement master lease was $18.0 million paid to the tenants. The $18.0 million payment was funded by cash and the proceeds from the additional Series D Bond issuance in February 2024.

On May 31, 2024 the Company acquired a property for $5.85 million comprised of a 68-bed skilled nursing facility and 10 bed assisted living facility near Georgetown, Indiana. The initial annual rent amount is $585 thousand and was leased to Infinity, a related party operator. The property was added to the Indiana Master Lease 1. The Company funded the acquisition utilizing cash from its balance sheet.

On September 25, 2024, the Company completed the acquisition of a property comprised of an 83-bed skilled nursing facility and 25 bed assisted living facility near Nashville, Tennessee. The acquisition was for $6.7 million and the Company funded the acquisition by assuming $2.8 million of existing debt on the facilities, $3.1 million in common stock to the seller, and transferring $0.8 million of other assets to the seller. The property was leased to Infinity, a related party operator. The property annual rent is $670 thousand and the property was added to the Tennessee Master Lease 1.

On October 11, 2024 the Company acquired an 86-bed skilled nursing facility in Indianapolis, Indiana. The acquisition was for $6.0 million and the Company funded the acquisition utilizing cash from its balance sheet. The facility was leased to Infinity, a related party operator and was added to the Indiana Master Lease 1.

The following table sets forth details of the lease agreements in force between the Company and its subsidiaries and lessees that are related parties:

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana 1
IN	1020 West Vine Street Realty, LLC	The Waters of Princeton II, LLC	49.49%	50.51%	$1,045,506	3.00%	0.9%	2034	2 five year
IN	12803 Lenover Street Realty LLC	The Waters of Dillsboro – Ross Manor II LLC	49.49%	50.51%	1,353,655	3.00%	1.2%	2034	2 five year
IN	1350 North Todd Drive Realty, LLC	The Waters of Scottsburg II LLC	49.49%	50.51%	1,089,527	3.00%	0.9%	2034	2 five year
IN	1600 East Liberty Street Realty LLC	The Waters of Covington II LLC	49.49%	50.51%	1,309,634	3.00%	1.1%	2034	2 five year
IN	1601 Hospital Drive Realty LLC	The Waters of Greencastle II LLC	49.49%	50.51%	1,100,532	3.00%	1.0%	2034	2 five year
IN	1712 Leland Drive Realty, LLC	The Waters of Huntingburg II LLC	49.49%	50.51%	1,045,506	3.00%	0.9%	2034	2 five year
IN	2055 Heritage Drive Realty LLC	The Waters of Martinsville II LLC	49.49%	50.51%	1,133,548	3.00%	1.0%	2034	2 five year
IN	3895 South Keystone Avenue Realty LLC	The Waters of Indianapolis II LLC	49.49%	50.51%	891,431	3.00%	0.8%	2034	2 five year
IN	405 Rio Vista Lane Realty LLC	The Waters of Rising Sun II LLC	49.49%	50.51%	638,309	3.00%	0.6%	2034	2 five year
IN	950 Cross Avenue Realty LLC	The Waters of Clifty Falls II LLC	49.49%	50.51%	1,518,735	3.00%	1.3%	2034	2 five year
IN	958 East Highway 46 Realty LLC	The Waters of Batesville II LLC	49.49%	50.51%	946,458	3.00%	0.8%	2034	2 five year
IN	2400 Chateau Drive Realty, LLC	The Waters of Muncie II LLC	49.49%	50.51%	792,383	3.00%	0.7%	2034	2 five year
IN	The Big H2O LLC	The Waters of New Castle II LLC	49.49%	50.51%	726,351	3.00%	0.6%	2034	2 five year
IN	1316 North Tibbs Avenue Realty, LLC	Westpark A Waters Community, LLC	50.00%	50.00%	549,885	3.00%	0.9%	2034	2 five year
IN	1002 Sister Barbara Way LLC	The Waters of Georgetown LLC	49.49%	50.51%	670,637	3.00%	0.7%	2034	2 five year
IN	2640 Cold Spring Road, LLC	Alpha Home A Waters Community LLC	49.49%	50.51%	687,833	3.00%	0.8%	2034	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor / Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Tennessee 1
TN	115 Woodlawn Drive, LLC	Lakebridge, a Waters Community, LLC	50.00%	50.00%	1,514,820	3.00%	0.9%	2031	2 five year
TN	146 Buck Creek Road, LLC	The Waters of Roan Highlands, LLC	50.00%	50.00%	1,111,794	3.00%	0.7%	2031	2 five year
TN	704 5th Avenue East, LLC	The Waters of Springfield, LLC	50.00%	50.00%	917,230	3.00%	0.6%	2031	2 five year
TN	2501 River Road, LLC	The Waters of Cheatham, LLC	50.00%	50.00%	1,111,794	3.00%	0.7%	2031	2 five year
TN	202 Enon Springs Road East, LLC	The Waters of Smyrna, LLC	50.00%	50.00%	1,264,666	3.00%	0.8%	2031	2 five year
TN	140 Technology Lane, LLC	The Waters of Johnson City, LLC	50.00%	50.00%	1,167,384	3.00%	0.7%	2031	2 five year
TN	835 Union Street, LLC	The Waters of Shelbyville, LLC	50.00%	50.00%	1,334,153	3.00%	0.8%	2031	2 five year
TN	1340 North Grundy Quarles Highway	The Waters of Gainesboro, LLC	50.00%	50.00%	768,080	3.00%	0.9%	2031	2 five year
TN	100 Netherland Lane, LLC	The Waters of Kinsport, LLC	50.00%	50.00%	152,850	3.00%	0.6%	2031	2 five year
TN	2648 Sevierville Road, LLC	The Waters of Maryville, LLC	50.00%	50.00%	305,705	3.00%	0.2%	2031	2 five year
	Master Lease Tennessee 2
TN	505 North Roan, LLC	Agape Rehabilitation & Nursing Center, A Water’s Community LLC	50.00%	50.00%	1,628,910	3.00%	1.2%	2031	2 five year
TN	14510 Highway 79, LLC	Waters of McKenzie, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,279,858	3.00%	0.9%	2031	2 five year
TN	6500 Kirby Gate Boulevard, LLC	Waters of Memphis, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	1.3%	2031	2 five year
TN	978 Highway 11 South, LLC	Waters of Sweetwater, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	1,745,261	3.00%	1.3%	2031	2 five year
TN	2830 Highway 394, LLC	Waters of Bristol, A Rehabilitation & Nursing Center, LLC	50.00%	50.00%	2,327,014	3.00%	1.7%	2031	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
	Master Lease Indiana 2
IN	8400 Clearvista Place LLC	The Waters of Castleton SNF, LLC	50.00%	50.00%	804,694	3.00%	0.8%	2034	2 five year
IN	524 Anderson Road LLC	The Waters of Chesterfield SNF, LLC	50.00%	50.00%	423,523	3.00%	0.4%	2034	2 five year
IN	640 West Ellsworth Street LLC	The Waters of Columbia City SNF, LLC	50.00%	50.00%	592,933	3.00%	0.6%	2034	2 five year
IN	11563 West 300 South LLC	The Waters of Dunkirk SNF, LLC	50.00%	50.00%	324,701	3.00%	0.3%	2034	2 five year
IN	5544 East State Boulevard LLC	The Waters of Fort Wayne SNF, LLC	50.00%	50.00%	543,522	3.00%	0.5%	2034	2 five year
IN	548 South 100 West LLC	The Waters of Hartford City SNF, LLC	50.00%	50.00%	458,817	3.00%	0.4%	2034	2 five year
IN	2901 West 37th Avenue LLC	The Waters of Hobart SNF, LLC	50.00%	50.00%	776,459	3.00%	0.7%	2034	2 five year
IN	1500 Grant Street LLC	The Waters of Huntington SNF, LLC	50.00%	50.00%	599,991	3.00%	0.6%	2034	2 five year
IN	787 North Detroit Street LLC	The Waters of LaGrange SNF, LLC	50.00%	50.00%	705,872	3.00%	0.7%	2034	2 five year
IN	981 Beechwood Avenue LLC	The Waters of Middletown SNF, LLC	50.00%	50.00%	423,523	3.00%	0.4%	2034	2 five year
IN	317 Blair Pike LLC	The Waters of Peru SNF, LLC	50.00%	50.00%	917,634	3.00%	0.9%	2034	2 five year
IN	815 West Washington Street LLC	The Waters of Rockport SNF	50.00%	50.00%	423,523	3.00%	0.4%	2034	2 five year
IN	612 East 11th Street LLC	The Waters of Rushville SNF	50.00%	50.00%	691,755	3.00%	0.7%	2034	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IN	505 West Wolfe Street LLC	The Waters of Sullivan SNF	50.00%	50.00%	656,461	3.00%	0.6%	2034	2 five year
IN	500 East Pickwick Drive LLC	The Waters of Syracuse SNF	50.00%	50.00%	465,876	3.00%	0.4%	2034	2 five year
IN	300 Fairgrounds Road LLC	The Waters of Tipton SNF	50.00%	50.00%	1,058,808	3.00%	1.0%	2034	2 five year
IN	1900 Alber Street LLC	The Waters of Wabash SNF East	50.00%	50.00%	592,933	3.00%	0.6%	2034	2 five year
IN	1720 Alber Street LLC	The Waters of Wabash SNF West	50.00%	50.00%	310,584	3.00%	0.3%	2034	2 five year
IN	300 North Washington Street LLC	The Waters of Wakarusa SNF	50.00%	50.00%	938,810	3.00%	0.9%	2034	2 five year
IN	8400 Clearvista Place LLC	The Waters of Castleton ALF, LLC	50.00%	50.00%	381,171	3.00%	0.4%	2034	2 five year
IN	787 North Detroit Street LLC	The Waters of LaGrange ALF, LLC	50.00%	50.00%	119,998	3.00%	0.1%	2034	2 five year
IN	612 East 11th Street LLC	The Waters of Rushville ALF, LLC	50.00%	50.00%	204,703	3.00%	0.2%	2034	2 five year
IN	505 West Wolfe Street LLC	The Waters of Sullivan ALF, LLC	50.00%	50.00%	225,879	3.00%	0.2%	2034	2 five year
IN	300 North Washington Street LLC	The Waters of Wakarusa ALF, LLC	50.00%	50.00%	430,582	3.00%	0.4%	2034	2 five year

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

			Related Party Ownership in Manager/Tenant/ Operator (1) (2)
State	Lessor/ Company Subsidiary	Manager/ Tenant/ Operator	Moishe Gubin/Gubin Enterprises LP	Michael Blisko/Blisko Enterprises LP	Average Annual rent over life of lease	Annual Escalation	% of total rent	Lease maturity	Extension options
IL	516 West Frech Street, LLC	Parker Rehab & Nursing Center, LLC	50.00%	50.00%	498,351	Varies between $12,000 and $24,000 annually	0.4%	3/31/2031	None
IL	Ambassador Nursing Realty, LLC	Ambassador Nursing and Rehabilitation Center II, LLC	40.00%	40.00%	1,005,313	3.00%	0.7%	2026	2 five year
IL	Momence Meadows Realty, LLC	Momence Meadows Nursing and Rehabilitation Center, LLC	50.00%	50.00%	1,038,000	None	0.8%	2025	None
IL	Lincoln Park Holdings, LLC	Lakeview Rehabilitation and Nursing Center, LLC	40.00%	40.00%	1,260,000	None	0.9%	2031	None
IL	Continental Nursing Realty, LLC	Continental Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,575,348	None	1.2%	2031	None
IL	Westshire Nursing Realty, LLC	City View Multicare Center, LLC	50.00%	50.00%	1,788,365	3.00%	1.3%	2025	2 five year
IL	Belhaven Realty, LLC	Belhaven Nursing and Rehabilitation Center, LLC	50.00%	50.00%	2,134,570	3.00%	1.6%	2026	2 five year
IL	West Suburban Nursing Realty, LLC	West Suburban Nursing and Rehabilitation Center, LLC	40.00%	40.00%	1,961,604	None	1.5%	2027	None
IN	1585 Perry Worth Road, LLC	The Waters of Lebanon, LLC	50.00%	50.00%	116,678	3.00%	0.1%	2027	2 five year
IL	Niles Nursing Realty LLC	Niles Nursing & Rehabilitation Center LLC	50.00%	50.00%	2,409,998	3.00%	1.8%	2026	2 five year
IL	Midway Neurological and Rehabilitation Realty, LLC	Midway Neurological and Rehabilitation Center, LLC	50.00%	50.00%	2,547,713	3.00%	1.9%	2026	2 five year

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

Guarantees from Related Parties

As of December 31, 2024 and 2023, Mr. Gubin and Mr. Blisko were not parties to any guarantees of any debt of the Company and its subsidiaries.

Balances with Related Parties

	December 31,
	2024	2023
	(amounts in $000s)
Straight-line rent receivable	$17,801	$18,921
Tenant portion of replacement reserve	$9,664	$9,683
Notes receivable	$6,295	$7,075

Payments from Related Parties

	Years ended December 31,
	2024	2023
	(amounts in $000s)
Rental income received from related parties	$71,390	$56,988

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Other Related Party Relationships

On December 31, 2024 and 2023, the Company had approximately $5.9 million and $1.2 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank.

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

		December 31,
		2024		2023
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, Notes payable, and other debt	3	$673,935	$675,941	$539,145	$533,055

Notes receivable	3	$16,585	$16,488	$17,706	$17,460

The fair value of the bonds, notes payable, other debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On January 1, 2025, the Company entered into a new master lease for 10 Kentucky properties formally part of the Landmark Master Lease. Base rent is $23.3 million dollars a year and is subject to an increase based on CPI with a minimum increase of 2.50%. The initial lease term is 10 years with four 5-year extension options. Also, as part of the negotiation of the new Kentucky Master Lease, Strawberry Fields entered into a 5 year note payable with the Landmark tenant for $50.9 million dollars.

On January 2, 2025, the Company acquired 6 facilities consisting of 354 beds in Kansas. The acquisition was for $24.0 million and the Company funded the acquisition utilizing the Company’s current working capital. The Company formed a new master lease for an initial 10-year period and including two 5-year extention options on a triple-net basis. Additionally, the lease will increase the Company’s annual rents by $2.4 million and is subject to 3% annual increases.

On March 13, 2025 the Company entered into a purchase agreement for a skilled nursing facility with 100 licensed beds near Oklahoma City, OK. The acquisition is for $5.0 million. The Company expects to fund the acquisition utilizing cash from the balance sheet. The closing date of the transaction is expected before the end of first quarter of 2025.

NOTE 15. Financing Income (Expenses), Net

	Year ended December 31,
	2024	2023
	(Amounts in $000’s)
Financing expenses
Interest expenses with respect to bonds	$(11,158)	$(6,669)
Interest expenses on loans from banks and others	(22,344)	(18,693)
Interest expenses with respect to leases	(140)	(73)
Other financing expenses (including related parties), net	-	(275)
Total financing expenses	$(33,642)	$(25,710)
Financing income	$1,039	$1,267
Interest Expense, Net	$(32,603)	$(24,443)

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STRAWBERRY FIELDS REIT, Inc. and Subsidiaries

Schedule III

Real Estate and Accumulated Depreciation

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired
1020 West Vine St, LLC	IN	SNF	73,704	5,373,301	552,994	73,704	5,373,301	552,994	5,999,999	2,182,610	1968	5/1/2015
12803 Lenover Street Realty, LLC	IN	SNF	749,235	11,715,266	707,200	749,235	11,715,266	707,200	13,171,701	5,619,927	1898	12/28/2012
1600 East Liberty Street Realty, LLC	IN	SNF	226,684	8,613,047	684,202	226,684	8,613,047	684,202	9,523,933	3,941,932	1973	12/28/2012
1601 Hospital Dr Realty, LLC	IN	SNF	374,029	6,536,475	574,959	374,029	6,536,475	574,959	7,485,463	3,012,395	1981	12/28/2012
2055 Heritage Dr Realty, LLC	IN	SNF	397,029	6,567,012	592,208	397,029	6,567,012	592,208	7,556,249	3,175,807	1978	12/28/2012
3895 Keystone Ave Realty, LLC	IN	SNF	905,829	5,401,715	465,715	905,829	5,401,715	465,715	6,773,259	2,526,145	1985	12/28/2012
405 Rio Vista Lane Realty, LLC	IN	SNF	851,889	3,190,949	277,894	851,889	3,190,949	277,894	4,320,732	1,935,611	1965	12/28/2012
950 Cross Ave Realty, LLC	IN	SNF	1,055,229	8,223,435	793,445	1,055,229	8,223,435	793,445	10,072,109	3,999,783	1972	12/28/2012
958 East Highway 46 Realty, LLC	IN	SNF	1,424,142	12,353,018	494,464	1,424,142	12,353,018	494,464	14,271,624	5,188,815	1975	12/28/2012
1350 North Todd St, LLC	IN	SNF	76,959	3,151,485	371,556	76,959	3,151,485	371,556	3,600,000	1,993,937	1976	12/28/2012
1712 Leland Drive Realty, LLC	IN	SNF	158,995	5,399,959	441,046	158,995	5,399,959	441,046	6,000,000	2,724,249	1977	5/1/2015
253 Bradington Drive, LLC	IL	SNF	533,575	6,030,915	535,510	533,575	6,030,915	535,510	7,100,000	3,478,696	1993	4/1/2011
1621 Coit Road Realty, LLC	TX	SNF	1,466,005	6,428,360	771,979	1,466,005	6,428,360	771,979	8,666,344	3,938,946	1977	7/1/2015
8200 National Ave Realty, LLC	OK	SNF/LTACH	1,941,555	8,519,002	781,484	1,941,555	8,519,002	781,484	11,242,041	3,478,200	1989	7/1/2015
2301 North Oregon Realty, LLC	TX	SNF/LTACH	460,109	9,224,188	1,017,263	460,109	9,224,188	1,017,263	10,701,560	4,173,485	1970	7/1/2015
5601 Plum Creek Drive Realty, LLC	TX	SNF/LTACH	1,110,560	8,585,477	694,019	1,110,560	8,585,477	694,019	10,390,056	4,112,474	1985	7/1/2015
1623 West Delmar Ave, LLC	IL	SNF	369,094	2,188,077	257,828	369,094	2,188,077	257,828	2,814,999	1,317,508	1962	11/26/2014
393 Edwardsville Road LLC	IL	SNF	251,415	3,426,747	387,838	251,415	3,426,747	387,838	4,066,000	1,960,556	1971	11/26/2014
911 South 3rd St Realty LLC	MI	SNF	289,936	4,022,959	387,105	289,936	4,022,959	387,105	4,700,000	2,064,083	1969	5/22/2015
516 West Frech St, LLC	IL	SNF	85,518	1,697,527	266,955	85,518	1,697,527	266,955	2,050,000	1,829,183	1974	9/28/2011
1316 North Tibbs Avenue Realty LLC	IN	SNF	323,226	2,940,959	335,816	323,226	2,940,959	335,816	3,600,001	1,705,781	1976	6/1/2014

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired
3090 Five Points Hartford Realty, LLC	OH	SNF	114,614	1,348,246	155,890	114,614	1,348,246	155,890	1,618,750	1,370,710	1950	8/1/2015
3121 Glanzman Rd Realty, LLC	OH	SNF	211,543	2,977,780	329,427	211,543	2,977,780	329,427	3,518,750	1,959,923	1959	8/1/2015
620 West Strub Rd Realty, LLC	OH	SNF	140,266	2,785,910	192,574	140,266	2,785,910	192,574	3,118,750	1,769,539	1978	8/1/2015
4250 Sodom Hutchings Road Realty, LLC	OH	SNF	41,548	581,176	96,026	41,548	581,176	96,026	718,750	677,202	1975	8/1/2015
Ambassador Nursing Realty, LLC	IL	SNF	2,344,176	5,891,870	991,190	2,344,176	5,891,870	991,190	9,227,236	4,217,567	1976	4/1/2008
Momence Meadows Realty, LLC	IL	SNF	185,405	5,861,271	703,325	185,405	5,861,271	703,325	6,750,001	4,049,619	1974	8/2/2006
Oak Lawn Nursing Realty, LLC	IL	SNF	808,226	3,388,277	403,497	808,226	3,388,277	403,497	4,600,000	2,681,828	1964	4/30/2012
Forest View Nursing Realty, LLC	IL	SNF	392,245	6,288,479	819,276	392,245	6,288,479	819,276	7,500,000	3,049,859	1975	11/25/2013
Lincoln Park Holdings, LLC	IL	SNF	4,322,851	6,815,753	861,396	4,322,851	6,815,753	861,396	12,000,000	3,227,805	1973	11/26/2014
Continental Realty, LLC	IL	SNF	3,392,263	6,659,835	720,666	3,392,263	6,659,835	720,666	10,772,764	5,221,937	1976	4/2/2008
Westshire Realty, LLC	IL	SNF	356,185	22,165,811	2,253,929	356,185	22,165,811	2,253,929	24,775,925	10,738,822	1974	7/26/2013
Belhaven Realty, LLC	IL	SNF	2,298,858	7,026,385	924,756	2,298,858	7,026,385	924,756	10,249,999	6,426,014	1985	6/1/2006
West Suburban Nursing Realty, LLC	IL	SNF	1,061,095	11,501,970	1,336,935	1,061,095	11,501,970	1,336,935	13,900,000	7,190,835	1975	11/2/2007
Niles Nursing Realty, LLC	IL	SNF	3,115,279	21,168,943	1,715,779	3,115,279	21,168,943	1,715,779	26,000,001	10,413,549	1974	8/25/2012
Parkshore Estates Nursing Realty, LLC	IL	SNF	450,232	18,186,687	1,747,280	450,232	18,186,687	1,747,280	20,384,199	7,513,953	1975	2/5/2015
Midway Neurological and Rehab Realty, LLC	IL	SNF	1,436,736	15,856,182	1,707,081	1,436,736	15,856,182	1,707,081	18,999,999	12,221,306	1972	4/1/2005
115 Woodlawn Drive, LLC	TN	SNF	1,130,269	9,411,746	930,933	1,130,269	9,411,746	930,933	11,472,949	3,723,438	1995	8/1/2016
146 Buck Creek Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	6,907,704	683,254	8,420,513	2,732,799	1997	8/1/2016
704 5th Avenue East, LLC	TN	SNF	684,383	5,698,856	563,684	684,383	5,698,856	563,684	6,946,923	2,254,559	1964	8/1/2016
2501 River Road, LLC	TN	SNF	829,555	6,907,704	683,254	829,555	6,907,704	683,254	8,420,513	2,732,799	1964	8/1/2016
202 Enon Springs East, LLC	TN	SNF	943,619	7,857,513	777,201	943,619	7,857,513	777,201	9,578,333	3,108,558	1974	8/1/2016
140 Technology Lane, LLC	TN	SNF	871,033	7,253,089	717,416	871,033	7,253,089	717,416	8,841,538	2,869,438	2007	8/1/2016
835 Union Street, LLC	TN	SNF	995,467	8,289,244	819,904	995,467	8,289,244	819,904	10,104,615	3,279,358	1962	8/1/2016
308 West Maple Avenue, LLC	KY	SNF	995,467	8,289,244	819,904	995,467	8,289,244	819,904	10,104,615	3,279,358	1970	8/1/2016
Big H2O - Land Rising Sun	IN		772,847	-	-	772,847	-	-	772,847	-		12/1/2012
1585 Perry Worth, LLC	IN	SNF	98,516	820,342	81,142	98,516	820,342	81,142	1,000,000	291,249	1967	7/17/2017
1155 Eastern Parkway, LLC	KY	SNF	1,147,712	18,894,131	1,708,157	1,147,712	18,894,131	1,708,157	21,750,000	6,154,364	1973	9/1/2017
1015 Magazine Street, LLC	KY	SNF	2,750,000	3,060,000	690,000	2,750,000	3,060,000	690,000	6,500,000	3,486,892	1981	5/1/2018
5301 Wheeler Avenue, LLC	AR	SNF	400,000	3,147,874	877,500	400,000	3,147,874	877,500	4,425,374	2,346,270	1967	8/29/2018
414 Massey Avenue, LLC	AR	SNF	125,000	845,359	240,000	125,000	845,359	240,000	1,210,359	654,141	1994	8/29/2018
706 Oak Grove Street, LLC	AR	SNF	300,000	2,641,399	727,500	300,000	2,641,399	727,500	3,668,899	1,825,937	1965	8/29/2018
8701 Riley Dr., LLC	AR	SNF	950,000	3,295,319	1,050,000	950,000	3,295,319	1,050,000	5,295,319	3,229,180	1979	8/29/2018
1516 Cumberland Street, LLC	AR	SNF	325,000	3,313,843	900,000	325,000	3,313,843	900,000	4,538,843	2,004,829	1971	8/29/2018
5720 West Markham Street, LLC	AR	SNF	600,000	4,069,851	1,155,000	600,000	4,069,851	1,155,000	5,824,851	2,247,732	1973	8/29/2018
2501 John Ashley Dr.,LLC	AR	SNF	550,000	3,695,319	1,050,000	550,000	3,695,319	1,050,000	5,295,319	3,460,926	1969	8/29/2018
1513 S. Dixieland Road, LLC	AR	SNF	275,000	3,060,608	825,000	275,000	3,060,608	825,000	4,160,608	1,967,148	1968	8/29/2018
826 North Street, Stamps, LLC	AR	SNF	225,000	2,625,428	705,000	225,000	2,625,428	705,000	3,555,428	1,641,788	1971	8/29/2018
900 Gagel Avenue, LLC	KY	SNF	1,250,000	2,390,000	360,000	1,250,000	2,390,000	360,000	4,000,000	1,739,281	1970	8/30/2018
120 Life Care Way, LLC	KY	SNF	200,000	5,863,133	750,000	200,000	5,863,133	750,000	6,813,133	2,351,958	1974	2/19/2019
1033 North Highway 11, LLC	KY	SNF	450,000	5,976,921	795,000	450,000	5,976,921	795,000	7,221,921	2,289,688	1978	2/19/2019
945 West Russell Street, LLC	KY	SNF	350,000	6,076,921	795,000	350,000	6,076,921	795,000	7,221,921	2,099,330	1979	2/19/2019
9209 Dollarway Road, LLC	AR	SNF	500,000	5,450,000	900,000	500,000	5,450,000	900,000	6,850,000	3,070,328	2001	3/27/2019

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building and			Building and
				Improvements	Furniture,		Improvements	Furniture,
				and	fixtures,		and	fixtures,
		Type of		Intangible	and		Intangible	and		Accumulated	Date of	Date
Property	Location	Property	Land	lease assets	equipment	Land	lease assets	equipment	Total	Depreciation	Construction	Acquired
727 North 17th St, LLC 3523 Wickenhauser, LLC	IL	SNF	613,116	3,856,645	663,640	613,116	3,856,645	663,640	5,133,401	1,732,430	1969, 1971	1/1/2019
326 Lindley Lane, LLC	AR	SNF	250,000	2,917,353	720,000	250,000	2,917,353	720,000	3,887,353	1,535,159	2001	4/10/2019
2821 West Dixon Road, LLC	AR	SNF	400,000	4,817,873	354,000	400,000	4,817,873	354,000	5,571,873	2,649,928	1950	4/10/2019
552 Golf Links Road, LLC	AR	SNF	500,000	3,511,981	912,000	500,000	3,511,981	912,000	4,923,981	1,967,099	1978	4/10/2019
9300 Ballard Road, LLC	IL	SNF	285,000	12,467,584	1,470,053	285,000	12,467,584	1,391,952	14,144,536	4,758,057	1974	6/28/2019
Land in Covington	KY	N/A	94,922	-	-	94,922	-	-	94,922	-	N/A	11/6/2015
2400 Chateau Drive Realty, LLC	IN	SNF	327,804	2,538,755	283,441	327,804	2,538,755	283,441	3,150,000	922,188	1972	11/13/2019
203 Bruce Court, LLC	KY	SNF	150,000	3,755,896	477,000	150,000	3,755,896	477,000	4,382,896	1,600,355	1972	6/1/2020
4343 Kennedy Drive LLC	IL	SNF	1,650,000	1,615,000	735,000	1,650,000	1,615,000	735,000	4,000,000	944,735	2009	10/1/2020
505 North Roan Street, LLC	TN	SNF	650,000	10,171,216	504,000	650,000	10,171,216	504,000	11,325,216	1,470,170	2005	8/25/2021
14510 Highway 79, LLC	TN	SNF	525,000	5,117,868	396,000	525,000	5,117,868	396,000	6,038,868	1,118,927	1969	8/25/2021
6500 Kirby Gate Boulevard, LLC	TN	SNF	1,250,000	17,345,000	405,000	1,250,000	17,345,000	405,000	19,000,000	1,915,485	2015	8/25/2021
978 Highway 11 South, LLC	TN	SNF	250,000	9,965,900	540,000	250,000	9,965,900	540,000	10,755,900	1,511,681	1966	8/25/2021
2830 Highway 394, LLC	TN	SNF	475,000	27,625,000	900,000	475,000	27,625,000	900,000	29,000,000	3,009,670	2017	8/25/2021
1253 Lake Barkley Drive, LLC	KY	SNF	175,000	4,496,940	195,000	175,000	4,496,940	195,000	4,866,940	973,728	1968	8/25/2021
1123 Rockdale	MA	Vacant	-	1,200,000	-	-	1,200,000	-	1,200,000	-
420 Jett Drive, LLC	KY	SNF	100,000	4,700,000	1,200,000	100,000	4,700,000	1,200,000	6,000,000	777,409	1971	1/5/2023
8400 Clearvista Place, LLC	IN	ALF	199,550	4,939,068	1,140,000	199,550	4,939,068	1,140,000	6,278,618	497,504	1985	8/25/2023
8400 Clearvista Place, LLC	IN	SNF	199,550	2,504,532	270,000	199,550	2,504,532	270,000	2,974,082	169,230	1985	8/25/2023
524 Anderson Road, LLC	IN	SNF	182,300	2,522,236	600,000	182,300	2,522,236	600,000	3,304,536	297,721	1984	8/25/2023
640 West Ellsworth Street, LLC	IN	SNF	36,300	3,750,050	840,000	36,300	3,750,050	840,000	4,626,350	428,611	1957	8/25/2023
11563 West 300 South LLC	IN	SNF	47,200	2,026,277	460,000	47,200	2,026,277	460,000	2,533,477	215,036	1969	8/25/2023
5544 East State Boulevard, LLC	IN	SNF	492,800	2,978,021	770,000	492,800	2,978,021	770,000	4,240,821	368,119	1964	8/25/2023
548 South 100 West, LLC	IN	SNF	86,000	2,843,914	650,000	86,000	2,843,914	650,000	3,579,914	302,987	1973	8/25/2023
2901 West 37th Avenue, LLC	IN	SNF	702,800	4,255,515	1,100,000	702,800	4,255,515	1,100,000	6,058,315	487,712	1974	8/25/2023
1500 Grant Street, LLC	IN	SNF	118,700	3,712,725	850,000	118,700	3,712,725	850,000	4,681,425	429,295	1968	8/25/2023
787 North Detroit Street, LLC	IN	ALF	50,400	4,457,159	1,000,000	50,400	4,457,159	1,000,000	5,507,559	469,814	1970	8/25/2023
787 North Detroit Street, LLC	IN	SNF	50,400	800,885	85,000	50,400	800,885	85,000	936,285	76,886	1978	8/25/2023
981 Beechwood Avenue, LLC	IN	SNF	29,600	2,674,936	600,000	29,600	2,674,936	600,000	3,304,536	281,917	1974	8/25/2023
317 Blair Pike, LLC	IN	SNF	72,800	5,787,027	1,300,000	72,800	5,787,027	1,300,000	7,159,827	662,431	1966	8/25/2023
815 West Washington Street, LLC	IN	SNF	44,100	2,660,436	600,000	44,100	2,660,436	600,000	3,304,536	305,171	1966	8/25/2023
612 East 11th Street, LLC	IN	ALF	49,650	4,367,758	980,000	49,650	4,367,758	980,000	5,397,408	499,653	1967	8/25/2023
612 East 11th Street, LLC	IN	SNF	49,650	1,402,542	145,000	49,650	1,402,542	145,000	1,597,192	133,606	1967	8/25/2023
505 West Wolfe Street, LLC	IN	ALF	86,100	4,105,930	930,000	86,100	4,105,930	930,000	5,122,030	373,675	1970	8/25/2023
505 West Wolfe Street, LLC	IN	SNF	110,200	1,492,219	160,000	110,200	1,492,219	160,000	1,762,419	92,185	1970	8/25/2023
500 East Pickwick Drive, LLC	IN	SNF	206,500	2,768,489	660,000	206,500	2,768,489	660,000	3,634,989	284,526	1986	8/25/2023
300 Fairgrounds Road, LLC	IN	SNF	94,500	6,666,839	1,500,000	94,500	6,666,839	1,500,000	8,261,339	763,777	1977	8/25/2023
1900 Alber Street, LLC	IN	SNF	819,000	2,967,350	840,000	819,000	2,967,350	840,000	4,626,350	359,751	1969	8/25/2023
1720 Alber Street, LLC	IN	SNF	360,000	1,623,326	440,000	360,000	1,623,326	440,000	2,423,326	191,541	1970	8/25/2023
300 North Washington Street, LLC	IN	SNF	90,050	5,905,004	1,330,000	90,050	5,905,004	1,330,000	7,325,054	535,387	1984	8/25/2023
300 North Washington Street, LLC	IN	ALF	90,050	2,964,561	305,000	90,050	2,964,561	305,000	3,359,611	242,046	2000	8/25/2023
1002 Sister Barbara Way	IN	SNF	521,000	4,444,000	860,000	521,000	4,444,000	860,000	5,825,000	156,202	2010	5/31/2023
100 Netherland Lane	TN	SNF	391,160	270,840	670,000	391,160	270,840	670,000	1,332,000	38,683	2018	8/30/2024
2648 Sevierville Road	TN	SNF	636,200	221,800	1,810,000	636,200	221,800	1,810,000	2,668,000	204,920	1956/2016	8/30/2024
2001 Avenue E	TX	SNF	134,960	3,617,993	750,000	134,960	3,617,993	750,000	4,502,953	144,808	1968	8/30/2024
1213 Water Street	TX	SNF	620,136	8,336,911	1,790,000	620,136	8,336,911	1,790,000	10,747,047	419,661	1957/1975	8/30/2024
1340 North Grundy Quarles Highway	TN	SNF	73,400	5,796,600	830,000	73,400	5,796,600	830,000	6,700,000	87,729	1979/2004	9/30/2024
11515 Troost Avenue, LLC	MO	SNF	1,137,500	11,263,940	-	1,137,500	11,263,940	-	12,401,440	12,243	1974	12/19/2024
52435 Infirmary Road, LLC	MO	SNF	23,500	7,447,247	-	23,500	7,447,247	-	7,470,747	6,938	1980	12/19/2024
2041 Silva Lane , LLC	MO	SNF	100,000	13,571,468	-	100,000	13,571,468	-	13,671,468	17,702	1963	12/19/2024
902 Manor Drive, LLC	MO	SNF	73,684	8,891,212	-	73,684	8,891,212	-	8,964,896	9,664	1970	12/19/2024
2800 Highway TT, LLC	MO	SNF	55,460	17,799,625	-	55,460	17,799,625	-	17,855,085	19,347	1975	12/19/2024
649 South Walnut Street, LLC	MO	SNF	10,000	4,696,571	-	10,000	4,696,571	-	4,706,571	4,376	1980	12/19/2024
1622 East 28th Street, LLC	MO	SNF	35,380	6,688,293	-	35,380	6,688,293	-	6,723,673	8,724	1967	12/19/2024
11400 Mehl Avenue, LLC	MO	SNF	750,000	10,456,120	-	750,000	10,456,120	-	11,206,120	9,742	1987	12/19/2024
103 Har-Ber Road	OK	SNF	165,250	4,034,750	800,000	165,250	4,034,750	800,000	5,000,000	607	1973	12/31/2024
Total			$69,036,334	$707,753,177	$80,697,389	$69,036,336	$707,753,177	$80,697,389	$857,486,902	$248,428,887

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in total real estate and accumulated depreciation are as follows (in thousands):

	For the year ended December 31,
	2024	2023
Cost
Balance at beginning of the year	$737,712	633,749
Acquisitions	119,775	108,061
Disposals/other	-	(4,098)
Balance at end of the year	$857,487	737,712

Accumulated Depreciation
Balance at beginning of the year	$219,398	194,838
Depreciation	29,031	26,207
Dispositions/other	-	(1,647)
Balance at end of the year	$248,429	219,398

Net Real Estate	$609,058	518,314

The unaudited aggregate net tax value of real estate assets for federal income tax purposes as of December 31, 2024, is estimated to be $643,166,866.

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

