Form 10-Q
period 2025-03-31
Strawberry Fields REIT, Inc.
filed 2025-05-09
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,445,095 shares of common stock, $0.0001 par value, issued and outstanding as of May 9, 2025.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net	$629,376	$609,058
Cash and cash equivalents	42,314	48,373
Restricted cash and equivalents	28,772	45,283
Straight-line rent receivable, net	29,159	27,702
Right of use lease assets	1,117	1,204
Goodwill, other intangible assets and lease rights	76,239	27,947
Deferred financing expenses	5,962	6,162
Notes receivable, net	16,348	16,585
Other assets	5,560	5,275
Total Assets	$834,847	$787,589

Liabilities
Accounts payable and accrued liabilities	$14,736	$18,718
Bonds, net	206,188	209,944
Notes payable and other debt	506,214	460,591
Operating lease liabilities	1,117	1,204
Other liabilities	19,400	13,561
Total Liabilities	$747,655	$704,018
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 12,509,731 and 12,062,309 shares issued and outstanding	1	1
Additional paid in capital	17,192	16,535
Accumulated other comprehensive income	1,263	340
Retained earnings	1,162	1,292
Total Stockholders’ Equity	$19,618	$18,168
Non-controlling interest	$67,574	$65,403
Total Equity	$87,192	$83,571
Total Liabilities and Equity	$834,847	$787,589

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenues
Rental revenues	$37,333	$27,834

Expenses:
Depreciation	$8,682	$7,194
Amortization	2,588	904
General and administrative expenses	2,201	1,544
Property taxes	3,651	3,714
Facility rent expenses	149	193
Provision for doubtful accounts	(144)	-
Total expenses	$17,127	$13,549
Income from operations	20,206	14,285

Interest expense, net	$(12,636)	$(7,732)
Amortization of deferred financing costs	(200)	(161)
Mortgage insurance premium	(387)	(400)
Total interest expense	$(13,223)	$(8,293)
Other Income	$8	$-
Net income	$6,991	$5,992
Less:
Net income attributable to non-controlling interest	5,407	5,246
Net income attributable to common stockholders	1,584	746
Other comprehensive income:
Gain due to foreign currency translation	4,074	1,350
Comprehensive income attributable to non-controlling interest	(3,151)	(1,182)
Comprehensive income	$2,507	$914
Net income attributable to common stockholders	1,584	746
Basic and diluted income per common share	$0.13	$0.12
Weighted average number of common shares outstanding	12,196,122	6,478,288

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2023	6,487,856	$-	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)		(153)				(153)
Dividends (unaudited)	-	-	-	-	(778)	-	(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	-	168	-	1,182	1,350
Net income (unaudited)	-	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$-	$5,593	$697	$1,200	$40,734	$48,224

Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571
Issuance of common stock in exchange for OP units (unaudited)	250,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	190,972	-	2,244	-	-	-	2,244
Employee common stock bonus (unaudited)	6,450	-	72	-	-	-	72
OP Units Retirement	-	-	-	-	-	(2,026)	(2,026)
Dividends (unaudited)	-	-	-	-	(1,714)		(1,714)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	923	-	3,151	4,074
Reallocation of non- controlling interest (unaudited)	-	-	(1,659)	-	-	1,659	-
Net income (unaudited)	-	-	-	-	1,584	5,407	6,991
Balance, March 31, 2025 (unaudited)	12,509,731	$1	$17,192	$1,263	$1,162	$67,574	$87,192

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$6,991	$5,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,270	8,098
Amortization of bond issuance costs	973	162
Amortization of deferred financing costs	200	161
Stock based compensation	72	-
Increase in other assets	(285)	(3,998)
Amortization of right of use assets	87	146
Foreign currency translation adjustments	(655)	805
Increase in straight-line rent receivables	(1,457)	(968)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	1,857	(8,127)
Decrease of operating lease liabilities	(87)	(146)
Net cash provided by operating activities	$18,966	$2,125

Cash flow from investing activities:
Purchase of lease rights	$-	$(18,000)
Purchase of real estate investments	(29,000)	-
Decrease in notes receivable	237	426
Net cash used in investing activities	$(28,763)	$(17,574)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$-	$25,660
Proceeds from issuance ATM Sales, net	2,244	-
Repayment of senior debt	(3,269)	(2,847)
Repayment of Notes Payable	(1,988)	-
Payment of dividends	(1,714)	(778)
Non-controlling interest distributions	(6,020)	(5,460)
OP Unit Retirement	(2,026)	-
Common stock retirement	-	(153)
Net cash (used in) provided by financing activities	$(12,773)	$16,422
(Decrease) increase in cash and cash equivalents and restricted cash and equivalents	$(22,570)	$973
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$93,656	$37,758
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$71,086	$38,731

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

(Amounts in $000’s)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$16,126	$9,620
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$4,074	$1,350
Note payable in exchange for acquisition of intangible asset	$50,880	$-
Right of use assets obtained in exchange for operating lease liabilities	$-	$3,017

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership (“OP”). The Company owns approximately 22.7% and 22.1% of the outstanding OP units as of March 31, 2025 and December 31, 2024, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of March 31, 2025, the Company’s portfolio consists of 120 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2024, the company owned 113 properties and leased one property that it in turn subleased to a tenant that operates the facility. The current portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2025, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 77.3% and 78.3% of the outstanding OP Units issued by the Operating Partnership as of March 31, 2025 and December 31, 2024, respectively. OP Units are exchangeable 1 to 1 with shares of common stock. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On March 31, 2025 and December 31, 2024, the Company had $57.7 million and $80.0 million, respectively, on deposit in excess of federally insured limits.

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

On March 31, 2025 and December 31, 2024, the Company held four notes receivable with an outstanding balance of $16.3 and $16.5 million, respectively. The notes have maturities ranging from 2025 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of March 31, 2025.

Market Concentration Risk

As of March 31, 2025 and December 31, 2024, the Company owned 120 properties and leased one property and owned 114 properties and leased one property, respectively. The facilities are located in 11 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing and assisted living beds or 28.9% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 23.3% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At March 31, 2025 and 2024, there were 42,999,908 and 45,373,615 OP units outstanding which were potentially dilutive securities. During the three month periods ended March 31, 2025 and 2024, the assumed conversion of the OP units had no impact on basic income per share.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On March 31, 2025 and December 31, 2024, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	March 31,	December 31,
	2025	2024
	(amounts in $000’s)
Escrow with Trustee	$1,830	$16,609
MIP escrow accounts	975	688
Other escrow and debt deposits	270	270
Property tax and insurance escrow	5,405	7,228
Interest and expense reserve bonds escrow	8,068	8,225
HUD replacement reserves	12,224	12,263
Total restricted cash and equivalents	$28,772	$45,283

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

Interest and expense reserve bonds escrow - The indentures for the series A, C, and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 – Bonds, Notes Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	March 31, 2025	December 31, 2024
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$707,682	$683,582
Equipment and personal property	2-18	108,589	104,869
Land	-	70,216	69,036
		886,487	857,487
Less: accumulated depreciation		(257,111)	(248,429)
Real estate investments, net		$629,376	$609,058

For the three-month periods ended March 31, 2025 and March 31, 2024, total depreciation expense was $8.7 million and $7.2 million, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On January 1, 2025, the Company entered into a new master lease for 10 Kentucky properties formally part of the Landmark Master Lease. Base rent is $23.3 million a year and is subject to an increase based on CPI with a minimum increase of 2.50%. The initial lease term is 10 years with four 5-year extension options. Also, as part of the negotiation of the new Kentucky Master Lease, Strawberry Fields entered into a 5 year note payable with the parent of the Landmark tenant for $50.9 million dollars, included in bonds, notes payable and other debt in the accompanying condensed consolidated balance sheets.

On January 2, 2025, the Company acquired 6 facilities consisting of 354 beds in Kansas. The acquisition was for $24.0 million and the Company funded the acquisition utilizing the cash from the condensed consolidated balance sheets. The Company formed a new master lease for an initial 10-year period that included two 5-year extension options on a triple-net basis. Additionally, the lease will increase the Company’s annual rents by $2.4 million and is subject to 3% annual increases.

On March 31, 2025, the Company acquired a skilled nursing facility with 100 licensed beds near Oklahoma City, Oklahoma. The acquisition was $5.0 million and was funded utilizing cash from the condensed consolidated balance sheets. The initial term of the lease is 10 years and includes two 5-year extension options. Base rent for the property is $0.5 million dollars annually and is subject to 3% annual increases.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2023
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights		18,000	18,000
Amortization	-	(904)	(904)
Balances, March 31, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(48,200)	(48,200)
Net carrying amount	$1,323	24,377	25,700

Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Lease rent receivables	-	50,880	50,880
Amortization	-	(2,588)	(2,588)
Balances, March 31, 2025
Gross	1,323	129,457	130,870
Accumulated amortization	-	(54,541)	(54,541)
Net carrying amount	$1,323	74,916	76,329

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2025 (nine months)	7,763
2026	8,009
2027	7,783
2028	7,398
2029	7,322
Thereafter	36,641
Total	$74,916

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of March 31, 2025, and December 31, 2024, the Company had leased 121 properties and 114 properties, respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of March 31, 2025, and December 31, 2024, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	March 31,	December 31,
	2025	2024
Cumulative number of properties	121	114
Cumulative number of operational beds	14,640	14,186

The following table provides additional information regarding the properties/facilities leased by the Company as of March 31, 2025:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	337	3	-	3
Texas	727	5	-	5
Missouri	1,111	8	-	8
Kansas	354	6	-	6
Total properties	14,640	120	1	121

Facility Type
Skilled Nursing Facilities	14,233	118	1	119
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Total facilities	14,640	130	1	131

As of March 31, 2025, total future minimum rental revenues for the Company’s tenants are as follows :

Year	Amount
(Amounts in $000s)

2025 (nine months)	94,006
2026	116,864
2027	118,833
2028	116,388
2029	109,895
Thereafter	437,596
Total	$993,582

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	March 31,	December 31,
	2025	2024
Number of facilities leased and subleased to third parties	1	1
Number of operational beds	68	68

Right of use assets and operating lease liabilities are disclosed as separate line items in the condensed consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility in Indiana. The Indiana lease has an initial term that expires on March 1, 2028, and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the subleain for se with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Three Month Period ended March 31,
	2025	2024
Operating lease cost	$99	$192

	March 31, 2025	December 31, 2024
Operating lease right of use assets	$1,117	$1,204
Operating lease liabilities	$1,117	$1,204
Weighted average remaining lease term-operating leases (in years)	3.0	3.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of March 31, 2025, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $000’s)
2025 (nine months)	298
2026	397
2027	397
2028	99
Total	$1,191
Less Interest	(74)
Total operating lease liability	$1,117

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expenses under the leases for the three-month periods ended March 31, 2025 and 2024, were $55,000 and $53,000, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt

Bonds, Notes Payable and Other Debt consist of the following:

	Weighted Interest Rate at March 31,	March 31,	December 31,
	2025	2025	2024
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$260,159	$262,150
Bank loans	7.74%	197,163	198,441
Series A, C and D Bonds	6.96%	209,270	213,344
Note Payable	10.00%	48,892	-
Gross Bonds, Notes Payable, and other Debt		$715,484	$673,935
Debt issuance costs		(3,082)	(3,400)
Net Bonds, Notes Payable, and other Debt		$712,402	$670,535

Principal payments on the Bonds, Notes Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,	Amount

2025 (nine months)	29,761
2026	223,000
2027	109,008
2028	59,133
2029	75,501
Thereafter	219,081
Total	$715,484

Debt Covenant Compliance

As of March 31, 2025 and December 31, 2024, the Company was party to approximately 44 and 43 outstanding credit related instruments, respectively. These instruments included notes payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of March 31, 2025, the Company was in compliance with all financial and administrative covenants.

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million dollar note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%.

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2025, the rate was 7.91%). As of March 31, 2025 and December 31, 2024, total amounts outstanding were $94.1 million and $95.1 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal and interest based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of March 31, 2025 the rate was 7.91%). On December 17, 2024 the Company paid down $24 million dollars of the outstanding loan. As of March 31, 2025 and December 31, 2024, total amounts outstanding were $41.3 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59.0 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of the March 31, 2025, the rate was 7.41%). As of March 31, 2025 and December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Notes Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

The two credit facilities that closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of March 31, 2025 the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of March 31, 2025, the Company was in compliance with the loan covenants.

Senior Debt – Mortgage Loans Guaranteed by HUD

As of March 31, 2025, we had non-recourse mortgage loans of $260.2 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of March 31, 2025, was 3.91 per annum (including the mortgage insurance payments). The loans have an average maturity of 22 years.

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

Exchange of Series D Bonds for Series A Bonds

In September 2024 the Company made an exchange tender offer of outstanding Series D Bonds for Series A Bonds. The interest rate on Series D Bonds was 9.1% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47.3 million NIS Series D Bonds ($12.7 million) were exchanged for 50.6 million NIS Series A Bonds ($13.6 million).

As of March 31, 2025 and December 31, 2024 the outstanding balance of the Series A Bonds was $86.8 million and $88.5 million, respectively.

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

Payment Terms

The principal amount of the Series A Bonds is payable in three annual installments due on September 30 of each of the years 2024 through 2026. The first two principal payments are equal to 6% of the original principal amount of the Series A Bonds, and the last principal payment is equal to the outstanding principal amount of the Series A Bonds.

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

● The financial debt to EBITDA ratio exceeds 8

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $148 million).

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

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds, offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds, offering and issuance costs of approximately $0.8 million were incurred at closing. At March 31, 2025 and December 31, 2024 the total Series C Bond outstanding was $71.9 million and $73.3 million, respectively.

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

Payment Terms

The principal amount of the Series C Bonds is payable in five annual installments due on July 31 of each of the years 2022 through 2026. The first four principal payments are equal to 6% of the original principal amount of the Series C Bonds, and the last principal payment is equal to the outstanding principal amount of the Series C Bonds.

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

As of March 31, 2025, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of March 31, 2025, the ratio of outstanding Series C Bonds to fair value of the collateral was 57.9%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $169.4 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds for early repayment. In the event of the redemption of all of the Series C Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds in circulation which will be determined based on the average closing price of the Series C Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds available for early redemption in circulation (i.e., the principal balance of the Series C Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment of 3.0%.

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

Exchange of Series D Bonds for Series A Bonds

In September 2024, the Company made an exchange tender offer of outstanding Series D Bonds for series A Bonds. The interest rate on Series A Bonds is 6.97% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47.3 million NIS Series D Bonds ($12.7 million) were exchanged for 50.6 million NIS Series A Bonds ($13.6 million).

As of March 31, 2025 and December 31, 2024, the outstanding balance of the Series D Bonds were $50.5 million and $51.5 million, respectively.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of March 31, 2025.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $121 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series D Bonds for early repayment. In the event of the redemption of all of the Series D Bonds, the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series D Bonds in circulation which will be determined based on the average closing price of the Series D Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series D Bonds available for early redemption in circulation (i.e., the principal balance of the Series D Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series D Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment of 3.0%.

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

Contingencies (Cont.)

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares have been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of March 31, 2025, 968,650 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. No shares were issued during the three-month period March 31, 2024.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of March 31, 2025 the Company had purchased 254,948 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase price of $2.5 million.

As of March 31, 2025, there were a total of 12,509,731 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 4,500 stockholders of record, including certain affiliates of the Company who held 938,722 of these shares.

As of March 31, 2025, there were 42,999,908 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 42,999,908 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of March 31, 2025.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of March 31, 2025 and December 31, 2024, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 67 tenants out of 132 who were related parties as of March 31, 2025 and 67 tenants out of 124 who were related parties as of December 31, 2024. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of March 31, 2025, in these states, the Company leased 41, 15, and 11 facilities, respectively to related parties.

Balances with Related Parties

	March 31, 2025	December 31, 2024
	(amounts in $000s)
Straight-line rent receivable	$17,626	$17,801
Tenant portion of replacement reserve	$9,010	$9,664
Notes receivable	$6,095	$6,295

Payments from and to Related Parties

	Three Months ended March 31,
	2025	2024
	(amounts in $000s)
Rental income received from related parties	$17,445	16,714

Other Related Party Relationships

On March 31, 2025 and December 31, 2024, the Company had approximately $0.6 million and $5.9 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-than-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Management is not aware of any uncertain tax positions that would have material effect on the Company’s condensed consolidated financial statements.

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

		March 31, 2025		December 31, 2024
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and other debt	3	$715,484	$692,124	$673,935	$675,941
Notes receivable	3	$16,348	$16,272	$16,585	$16,488

The fair value of the bonds, notes payable, and other debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On April 4, 2025, the Company purchased a property comprised of a 102-bed skilled nursing facility and 10 bed assisted living facility near Houston, Texas. The acquisition was for $11.5 million and the Company funded the acquisition utilizing cash from the condensed consolidated balance sheet. The property will be added to the Texas Master Lease 2. The master lease annual rent for the master lease increased by $1.2 million. The master lease is subject to 3% annual rent increases.

NOTE 15. Financing Income (Expenses), Net

	Three months ended March 31,
	2025	2024
	(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(4,482)	$(2,284)
Interest expenses on loans from banks and others	(8,402)	(5,631)
Interest expenses with respect to leases	(12)	(47)
Total financing expenses	$(12,896)	$(7,962)
Financing income	$260	$230
Interest Expense, Net	$(12,636)	$(7,732)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 121 healthcare properties with an aggregate of 14,640 licensed beds. We hold fee title to 120 of these properties and hold one property under long-term leases. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of March 31, 2025, the aggregate annualized average base rent under the leases for our properties was approximately $134.9 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 22.7% of the outstanding OP units.

Recent Developments

On January 2, 2025, the Company closed the acquisition with an unaffiliated seller for the purchase of six healthcare Facilities located in Kansas. The purchase price for the Facilities was $24.0 million, payable at the closing. The Facilities were leased under a new 10-year master lease agreement to a group of third-party tenants. Under the master lease, (i) the tenants will be on a triple net basis and (ii) the tenants have 2 five-year options to extend the lease. The tenants operate the Facilities as five skilled nursing facilities and one assisted living facility. The six facilities are comprised of 354 licensed beds.

On March 31, 2025, the Company completed the acquisition for a skilled nursing facility with 100 licensed beds near Oklahoma City, Oklahoma. The acquisition was for $5.0 million. The Company funded the acquisition utilizing cash from the balance sheet. The facility was leased to an existing third party operator who entered into a Master Lease for this facility and the other facility acquired in December of 2024. The lease included annual base rents of $0.5 million dollars with 3% annual rent increases and an initial term of 10 years with two options of 5 year extensions.

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, Texas. The acquisition was for $11.5 million. The Company funded the acquisition utilizing cash from the balance sheet. The facility was leased to an existing third party operator and added to their Master Lease (Texas Master Lease 2). The initial annual base rents are $1.278 million dollars and subject to 3% annual rent increases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Operating Results

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024:

	Three Months Ended March 31,		Increase /	Percentage
(amounts in thousands except per share data)	2025	2024	(Decrease)	Difference
Revenues:
Rental revenues	$37,333	27,834	$9,499	34.1%

Expenses:
Depreciation	8,682	7,194	1,488	20.7%
Amortization	2,588	904	1,684	186.3%
General and administrative expenses	2,201	1,544	657	42.6%
Property and other taxes	3,651	3,714	(63)	(1.7)%
Facility rent expenses	149	193	(44)	(22.8)%
Provision for doubtful accounts	(144)	-	(144)	(100.0)%
Total Expenses	17,127	13,549	3,578	26.4%
Interest expense, net	12,636	7,732	4,904	63.4%
Amortization of deferred financing costs	200	161	39	24.2%
Mortgage insurance premium	387	400	(13)	(3.3)%
Total Interest Expenses	13,223	8,293	4,930	59.5%
Other Income	8	-	8	100.0%
Net income	6,991	5,992	999	16.7%

Net income attributable to non-controlling interest	5,407	5,246	161	3.1%
Net income attributable to common stockholders	1,584	746	838	112.3%
Basic and diluted income per common share	$0.13	$0.12	0.01	8.3%

Rental revenues: The increase in rental revenues of $9.5 million or 34.1% is primarily due to rental income received from the new Kentucky, Missouri, and Kansas master leases. These increases were offset by lower revenue from the Landmark master lease.

Depreciation and Amortization: The increase in depreciation of $1.5 million or 20.7% is related to depreciation on the 23 properties purchased in 2024 and Q1-2025. The increase was offset by assets that fully depreciated in 2024. Amortization increase of $1.7 million or 186.3% is due to additional intangible assets purchased in 2024 and rent receivable related to the Kentucky Master Lease.

General and administrative: Q1-2025 expenses increased by $657K or 42.6% compared to Q1-2024. The increase is driven by higher Q1-2025 professional fees, corporate salaries and other operating expenses.

Interest expense, net: The increase in interest expense of $4.9 million or 63.4% is primarily related to additional interest paid on higher bond balances, an additional note payable starting in Q1-2025 and a new third commercial bank loan facility obtained in connection with the December 2024 acquisition of the Missouri facilities.

Net Income: The increase in net income from $5.9 million during the quarter ended March 31, 2024 to $6.9 million for the quarter ended March 31, 2025 is primarily due to increases in rental revenue offset by higher depreciation and interest expense.

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

As of March 31, 2025, we had cash and cash equivalents and restricted cash and equivalents of $71.1 million. We also had the ability to offer an additional $61.1 million in Series A Bonds, $97.5 million in Series C Bonds and an additional $70.5 million in Series D Bonds subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of March 31, 2025, on a condensed consolidated basis, we had total indebtedness of approximately $715.5 million, consisting of $260.2 million in HUD guaranteed debt, $209.3 million in net Series A, Series C Bonds and Series D bonds outstanding, $197.2 million in commercial mortgages loans and $48.9 million in Notes Payable. Under our Bonds and our commercial mortgages loans, we are subject to continuing covenants. Future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2028 we will be required to make six balloon payments under our debt, consisting of a payment of $81.4 million due under our Series A Bonds in 2026, $66.9 million due under the Series C Bonds in 2026, a payment of $47.4 million due under the Series D Bonds in 2026, a payment of $86.1 million due under our commercial bank mortgage loan facility due in 2027 and a payment of $36.4 million due under our commercial bank mortgage loan facility due in 2028, and $52.2 million under our commercial bank mortgage loan facility due in 2029. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

(amounts in thousands)
Net cash provided by operating activities	$18,966	$2,125
Net cash used in investing activities	(28,763)	(17,574)
Net cash (used in) provided by financing activities	(12,773)	16,422
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(22,570)	973
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	93,656	37,758
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$71,086	$38,731

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows (continued)

Net cash provided by operating activities for the three months ended March 31, 2025, was $19.0 million. This is comprised of net earnings of $7.0 million, depreciation and amortization of $11.3 million and a decrease in accounts payable, accrued liabilities and other liabilities of $1.9 million. These amounts were offset by an increase in straight-line rent of $1.5 million. Net cash provided by operating activities for the three months ended March 31, 2024, was $2.1 million. It was comprised of net earnings of $6.0 million and depreciation and amortization of $8.1 million, offset by a decrease in accounts payable and accrued liabilities and other liabilities of $8.1 million, an increase in other assets, and amortization of right of use assets.

Cash used for investing activities for the three months ended March 31, 2025 was $28.7 million. The consists of $29.0 million in real estate investments offset by a slight decrease in notes receivable. Cash used for investing activities for the three months ended March 31, 2024 mostly consists of a $18.0 million purchase of the replacement Indiana master lease. These properties were acquired in an acquisition completed in August of 2023.

Cash flows used for financing activities for the three months ended March 31, 2025 was $12.8 million dollars. The balance includes funds for $6.0 million in non-controlling interest distributions, $3.3 million in repayment of senior debt, $2.0 million for the repayment of notes payable, $2.0 million for OP unit retirements and $1.7 million in dividend payments on common stock. These cash outflows were offset by $2.2 million in ATM proceeds received in the quarter. Cash flows provided by financing activities for the three months ended March 31, 2024, were primarily comprised of $25.7 million proceeds from the issuance of Series D Bonds offset by $5.4 million for the distributions to non-controlling interest and the repayment of senior debt.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of March 31, 2025, we had non-recourse mortgage loans of $260.2 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of March 31, 2025, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 22.0 years.

Commercial Bank Term Loans

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2025, rate was 7.91%). As of March 31, 2025 and December 31, 2024, total outstanding principal amount was $94.1 million and $95.1 million, respectively. This loan is collateralized by 21 properties owned by the Company.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of March 31, 2024, the rate was 7.91%). On December 17, 2024 the company paid down $24 million dollars of the outstanding loan. As of March 31, 2025 and December 31, 2024, total amounts outstanding were $41.3 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of the March 31, 2025, the rate was 7.41%). As of March 31, 2025 and December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities. See note 4 of the financial statements included in Part I to this Form 10-Q.

The two credit facilities closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of March 31, 2025, the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000 As March 31, 2025, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Indebtedness (continued)

Outstanding Bond Debt

As of March 31, 2025, the Company had outstanding Series A, Series C Bonds and Series D Bonds.

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

Exchange of Series D Bonds for Series A Bonds

In September 2024 the Company made an exchange tender offer of outstanding Series D Bonds for Series A Bonds. The interest rate on Series D Bonds is 9.1% per annum. The exchange offer rate was 1.069964 Series A Bonds per Series D Bonds. As a result of this offer, 47.3 million NIS Series D Bonds ($12.7 million) were exchanged for 50.6 million NIS Series A Bonds ($13.6 million).

As of March 31, 2025, the outstanding balance of the Series A Bonds was NIS 322.8 million ($86.8 million),

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

As of March 31, 2025, the outstanding principal amount of the Series C Bonds was NIS 267.5 million ($71.9 million).

The Series C Bonds are traded on the TASE.

Series D Bonds

In June 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par. During August 2023, the BVI Company issued additional Series D Bonds in the face amount of NIS 70.0 million ($19.2 million). These Series D Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional NIS 98.2 million ($25.7 million) Series D Bonds. These Series D Bonds were issued at a price of 106.3%.

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

As of March 31 2025, the Series D Bonds had an outstanding principal balance of approximately NIS 187.2 ($50.5 million).

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million dollar note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%.

Summary of fixed and variable loans

	March 31, 2025	December 31, 2024
	(Amounts in $000s)
Fixed rate loans	$521,078	$475,494
Variable rate loans	194,406	198,441
Gross Notes Payable and other Debt	$715,484	$673,935

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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2025 and 2024, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Three Months Ended March 31,
	2025	2024
(dollars in $000s)
Net income	$6,991	$5,992
Depreciation and amortization	11,270	8,098
Funds from Operations	18,261	14,090
Adjustments to FFO:
Straight-line rent	(1,457)	(968)
Funds from Operations, as Adjusted	$16,804	$13,122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent Events

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, TX. The acquisition was for $11.5 million. The Company funded the acquisition utilizing cash from the balance sheet. The facility was leased to an existing third party operator and added to their Master Lease (Texas Master Lease 2). The initial annual base rents are $1.3 million dollars and subject to 3% annual rent increases.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Annual Report on 10-K filed on March 13, 2025, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2025.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of March 31, 2025, we had $86.8 million outstanding under our Series A Bonds, which bear interest at a fixed 6.97% per annum, we had $71.9 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $50.5 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $506.3 million in senior debt notes, of which $194.4 million (27.2% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin. At March 31, 2025, one month SOFR was 4.41%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.9 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first quarter of 2025.

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 13, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: May 9, 2025	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: May 9, 2025	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

