Form 10-Q
period 2025-06-30
Strawberry Fields REIT, Inc.
filed 2025-08-08
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,992,595 shares of common stock, $0.0001 par value, issued and outstanding as of August 8, 2025.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net	$636,424	$609,058
Cash and cash equivalents	96,319	48,373
Restricted cash and equivalents	35,125	45,283
Straight-line rent receivable, net	30,724	27,702
Right of use lease asset	1,029	1,204
Goodwill, other intangible assets and lease rights	73,610	27,947
Deferred financing expenses	5,760	6,162
Note receivable, net	16,508	16,585
Other assets	1,755	5,275
Total Assets	$897,254	$787,589

Liabilities
Accounts payable and accrued liabilities	$21,719	$18,718
Bonds, net	318,135	209,944
Senior debt	423,998	460,591
Note Payable	46,854	-
Operating lease liability	1,029	1,204
Other liabilities	18,899	13,561
Total Liabilities	$830,634	$704,018
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 12,992,595 shares and 12,062,309 issued and outstanding	1	1
Additional paid in capital	17,554	16,535
Accumulated other comprehensive (loss) income	(3,439)	340
Retained earnings	1,376	1,292
Total Stockholders’ Equity	$15,492	$18,168
Non-controlling interest	$51,128	$65,403
Total Equity	$66,620	$83,571
Total Liabilities and Equity	$897,254	$787,589

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Revenues
Rental revenues	$75,193	$57,106	$37,861	$29,272

Expenses:
Depreciation	$17,377	$14,214	$8,695	$7,020
Amortization	5,217	2,111	2,629	1,207
General and administrative expenses	4,056	3,643	1,999	2,101
Property taxes	7,425	7,161	3,775	3,446
Facility rent expenses	294	393	147	200
Total expenses	$34,369	$27,522	$17,245	$13,974
Income from operations	40,824	29,584	20,616	15,298

Interest expense, net	$(24,001)	$(15,438)	$(11,365)	$(7,706)
Amortization of deferred financing costs	(402)	(323)	(201)	(161)
Mortgage insurance premium	(776)	(791)	(388)	(391)
Total interest expense	$(25,179)	$(16,552)	$(11,954)	$(8,258)
Other income:
Other income	8	-	-	-
Net income	$15,653	$13,032	$8,662	$7,040
Less -
Net income attributable to non-controlling interest	(12,113)	(11,348)	(6,706)	(6,102)
Net income attributable to common stockholders	3,540	1,684	1,956	938
Other comprehensive (loss) income:
(Loss) gain due to foreign currency translation	(16,746)	3,985	(20,820)	2,635
Comprehensive loss (gain) attributable to non-controlling interest	12,967	(3,466)	16,118	(2,284)
Comprehensive (loss) income	$(239)	$2,203	$(2,746)	$1,289
Net income attributable to common stockholders	$3,540	$1,684	1,956	938
Basic and diluted income per common share	$.28	$.26	$.16	$.14
Weighted average number of common shares outstanding	12,327,563	6,478,173	12,457,560	6,478,058

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

See accompanying notes to condensed consolidated financial statements

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2023	6,487,856	$-	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)	-	(153)	-	-	-	(153)
Dividends (unaudited)	-	-	-	-	(778)	-	(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	-	168	-	1,182	1,350

Net income (unaudited)	-	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$-	$5,593	$697	$1,200	$40,734	$48,224
Common Stock Retirement (unaudited)	(53,787)	-	(507)	-	-	-	(507)
OP Units Converted to Common Stock (unaudited)	484,146	-	-	-	-	-	-
Dividends (unaudited)	-	-	-	-	(834)	-	(834)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,890)	(5,890)
Net change in foreign currency translation (unaudited)	-	-	-	351	-	2,284	2,635
Net income (unaudited)	-	-	-	-	938	6,102	7,040
Balance, June 30, 2024 (unaudited)	6,898,867	$-	$5,086	$1,048	$1,304	$43,230	$50,668
Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571

Issuance of common stock in exchange for OP units (unaudited)	250,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	190,972	-	2,244	-	-	-	2,244
Employee common stock bonus (unaudited)	6,450	-	72	-	-	-	72
OP Units Retirement (unaudited)	-	-	-	-	-	(2,026)	(2,026)
Dividends (unaudited)	-	-	-	-	(1,714)	-	(1,714)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	923	-	3,151	4,074
Reallocation of non- controlling interest (unaudited)	-	-	(1,659)	-	-	1,659	-
Net income (unaudited)	-	-	-	-	1,584	5,407	6,991
Balance, March 31, 2025 (unaudited)	12,509,731	$1	$17,192	$1,263	$1,162	$67,574	$87,192
Common Stock Retirement (unaudited)	(64,636)	-	(652)	-	-	-	(652)
OP Units Converted to Common Stock (unaudited)	547,500	-	-	-	-	-	-
Dividends (unaudited)	-	-	-	-	(1,742)	-	(1,742)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	(4,702)	-	(16,118)	(20,820)
Reallocation of non-controlling interest (unaudited)	-	-	1,014	-	-	(1,014)	-
Net income (unaudited)	-	-	-	-	1,956	6,706	8,662
Balance, June 30, 2025 (unaudited)	12,992,595	$1	$17,554	$(3,439)	$1,376	$51,128	$66,620

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$15,653	$13,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,594	16,325
Amortization of bond issuance costs	1,380	162
Stock Based Compensation	72	-
Amortization of deferred financing costs	402	323
Increase in other assets	(723)	(3,446)
Amortization of right of use lease asset	175	292
Foreign currency translation adjustments	4,086	657
Increase in straight-line rent receivables, net	(3,022)	(1,935)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	8,339	(2,424)
Repayment of operating lease liability	(175)	(292)
Net cash provided by operating activities	$48,781	$22,694

Cash flow from investing activities:
Purchase of real estate investments	$(40,500)	$(5,825)
Purchase of lease rights	-	(18,000)
Principal payments of notes receivable	77	564
Net cash used in investing activities	$(40,423)	$(23,261)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$85,979	$25,691
Proceeds from issuance of ATM sales, net	2,244	-
Repayment of senior debt	(36,593)	(7,142)
Repayment of Note Payable	(4,026)	-
Payment of dividends	(3,456)	(1,612)
Non-controlling interest distributions	(12,040)	(11,350)
OP unit retirement	(2,026)	-
Common Stock Retirement	(652)	(660)
Net cash provided by financing activities	$29,430	$4,927
Increase in cash and cash equivalents and restricted cash and equivalents	$37,788	$4,360
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$93,656	$37,758
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$131,444	$42,118

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$22,925	$15,075
Supplemental schedule of noncash activities:
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	$(16,746)	$3,985
Note Payable in exchange for acquisition of intangible asset	$50,880	$-
Transfer of other assets to real estate Investments, net	$4,243	-
Right of use lease asset obtained in exchange for operating lease liabilities	$-	$3,017

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 23.3% and 22.1% of the outstanding Operating Partnership units (“OP units”) as of June 30, 2025 and December 31, 2024, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of June 30, 2025, the Company’s portfolio consists of 121 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2024, the Company owned 113 properties and leased one property that it in turn subleased to a tenant that operates the facility. As of June 30, 2025, the portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2025, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on condensed consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 76.7% and 78.3% of the outstanding OP Units issued by the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On June 30, 2025 and December 31, 2024, the Company had $117.3 million and $80.0 million, respectively, on deposit in excess of federally insured limits.

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

With respect to notes receivable, the Company obtains various collateral and other protective rights, and continually monitors these rights, to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of our portfolio.

On June 30, 2025 and December 31, 2024, the Company held four notes receivable with an outstanding balance of $16.5 million. The notes have maturities ranging from 2025 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of June 30, 2025.

Market Concentration Risk

As of June 30, 2025 and December 31, 2024, the Company owned 121 and 113 properties and leased 1 property, respectively. The facilities are located in 11 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing beds or 28.6% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 23.1% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

Segment Reporting

Accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company’s investment decisions in health care properties, and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, the Company has concluded that it operates as a single segment. The Chief Operating Decision Makers for the segment is/are: Moishe Gubin, Chairman and Chief Executive Officer and Greg Flamion, Chief Financial Officer.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At June 30, 2025 and 2024, there were 42,452,408 and 44,889,469 OP units outstanding which were potentially dilutive securities. During the six month periods ended June 30, 2025 and 2024 the assumed conversion of the OP units had no impact on basic income per share.

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

Real Estate Investments – Held for Sale

As of June 30, 2025, and December 31, 2024, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	June 30,	December 31,
	2025	2024
	(amounts in $000’s)
Escrow with Trustee	$2,018	$16,609
MIP escrow accounts	1,309	688
Other escrow and debt deposits	270	270
Property tax and insurance escrow	7,501	7,228
Interest and expense reserve bonds escrow	12,145	8,225
HUD replacement reserves	11,882	12,263
Total restricted cash and equivalents	$35,125	$45,283

Escrow with trustee - The Company transfers funds to the trustee for its Series A, B, C and D bonds to cover principal and interest payments prior to the payment date.

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

Interest and expense reserve bonds escrow - The indentures for the Series A, B, C and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Note Payable and Senior Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	June 30, 2025	December 31, 2024
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$716,669	$683,582
Equipment and personal property	2-18	113,952	104,869
Land	-	71,609	69,036
		902,230	857,487
Less: accumulated depreciation		(265,806)	(248,429)
Real estate investments, net		$636,424	$609,058

For the three-month periods ended June 30, 2025 and 2024, total depreciation expense was $8.7 million and $7.0 million, respectively. For the six-month periods ended June 30, 2025 and 2024, total depreciation expense was $17.4 million and $14.2 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On January 1, 2025, the Company entered into a new master lease for 10 Kentucky properties formally part of the Landmark Master Lease. Base rent is $23.3 million a year and is subject to an increase based on CPI with a minimum increase of 2.50%. The initial lease term is 10 years with four 5-year extension options. Also, as part of the negotiation of the new Kentucky Master Lease, the Company entered into a 5 year note payable with the parent of the Landmark tenant for $50.9 million dollars, included in the note payable in the accompanying condensed consolidated balance sheets.

On January 2, 2025, the Company acquired 6 facilities consisting of 354 beds in Kansas. The acquisition was $24.0 million and the Company funded the acquisition utilizing the cash from the condensed consolidated balance sheets. The Company formed a new master lease for an initial 10-year period that included two 5-year extension options on a triple-net basis. Additionally, the lease will increase the Company’s annual rents by $2.4 million and is subject to 3% annual increases.

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

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, Texas. The acquisition was for $11.5 million. Base rent for this property is $1.3 million dollars annually. The property was added to an existing master lease and is subject an annual base rate increase of 3%. The initial term is approximately 10 years and includes two 5 year extensions.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2023
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights	-	18,000	18,000
Amortization	-	(2,111)	(2,111)
Balances, June 30, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(49,407)	(49,407)
Net carrying amount	$1,323	$23,170	$24,493
Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Acquisition of lease rights	-	50,880	50,880
Amortization	-	(5,217)	(5,217)
Balances, June 30, 2025
Gross	1,323	129,457	130,780
Accumulated amortization	-	(57,170)	(57,170)
Net carrying amount	$1,323	72,287	73,610

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2025 (six months)	$5,258
2026	8,175
2027	7,949
2028	7,564
2029	7,488
Thereafter	35,853
Total	$72,287

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of June 30, 2025, and December 31, 2024, the Company had leased 122 properties and 114 properties, respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of June, 30, 2025 and December 31, 2024, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	June 30,	December 31,
	2025	2024
Cumulative number of properties	122	114
Cumulative number of operational beds	14,752	14,186

The following table provides additional information regarding the facilities leased by the Company as of June 30, 2025:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Michigan	100	1	-	1
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	337	3	-	3
Texas	839	6	-	6
Missouri	1,111	8	-	8
Kansas	354	6	-	6
Total Properties	14,752	121	1	122
Facility Type
Skilled Nursing Facilities	14,345	119	1	120
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Total facilities	14,752	131	1	132

As of June 30, 2025, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2025 (six month period)	$63,344
2026	118,687
2027	120,806
2028	118,514
2029	112,179
Thereafter	456,709
Total	$990,239

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to a third-party operator:

	June 30,	December 31,
	2025	2024
Number of facilities leased and subleased to third parties	1	1
Number of operational beds	68	68

Right of use asset and operating lease liability are disclosed as separate line items in the condensed consolidated balance sheets and are valued based on the present value of the future minimum lease payments at the lease commencement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s operating lease obligation is for one skilled nursing facility in Indiana. The Indiana lease has an initial term that expires on March 1, 2028, and has two five-year renewal options. The lease is a triple net lease, which requires the Company to pay real and personal property taxes, insurance expenses and all capital improvements. The Company subleases the building as part of the Indiana master lease. Based on the sublease with the Company’s tenant, the tenant is required to pay real and personal property taxes, insurance expenses and all capital improvements.

The components of lease expense and other lease information are as follows (dollars in thousands):

	Six Month Period ended June 30,		Three Month Period ended June 30,
	2025	2024	2025	2024
Operating lease cost	$198	384	99	132

	June 30, 2025	December 31, 2024
Operating lease right of use asset	$1,029	$1,204
Operating lease liability	$1,029	$1,204
Weighted average remaining lease term-operating leases (in years)	2.75	3.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of June 30, 2025, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2025 (six month period)	$199
2026	397
2027	397
2028	99
Total	$1,092
Less Interest	(63)
Total operating lease liability	$1,029

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the six-month periods ended June 30, 2025 and 2024, was $110,000 and $107,000, respectively. Rental expense under the leases for the three-month periods ended June 30, 2025 and 2024, were $55,000 and $53,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Senior Debt

Bonds, Note Payable, and Senior Debt consist of the following:

	Weighted Interest Rate at June 30,	June 30,	December 31,
	2025	2025	2024
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$258,150	$262,150
Bank loans	7.74%	165,848	198,441
Series A, B, C, and D bonds	6.81%	323,270	213,344
Note payable	10.0%	46,854	-
Gross bonds, note payable, and senior debt		$794,122	$673,935
Debt issuance costs		(5,135)	(3,400)
Net bonds, note payable, and senior debt		$788,987	$670,535

Principal payments on the Bonds, Note Payable, and Senior Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2025 (six-month period)	$25,778
2026	246,796
2027	82,709
2028	62,834
2029	156,925
Thereafter	219,080
$794,122

Debt Covenant Compliance

As of June 30, 2025 and December 31, 2024, the Company was party to approximately 45 and 43 outstanding credit related instruments, respectively. These instruments included note payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of June 30, 2025, the Company was in compliance with all financial and administrative covenants.

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

Senior Debt – Commercial Bank Mortgage Loan Facilities

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of June 30, 2025, the rate was 7.95%). On June 30, 2025, the Company paid down $30 million dollars of the outstanding loan. As of June 30, 2025 and December 31, 2024, total amounts outstanding were $63.2 million and $95.1 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal and interest based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2025, the rate was 7.95%). On December 17, 2024, the Company paid down $24 million dollars of the outstanding loan. As of June 30, 2025 and December 31, 2024, total amounts outstanding were $41.0 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026. As of June 30, 2025, and December 31, 2024, total amounts outstanding were $2.7 million and $2.8 million, respectively.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59.0 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of June 30, 2025, the rate was 7.45%). As of June 30, 2025, and December 31, 2024, the total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

The two credit facilities that closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of June 30, 2025 the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of June 30, 2025, the Company was in compliance with the loan covenants.

Series A Bonds

In August 2024, Strawberry Fields REIT, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The series A Bonds were issued at par. Offering and issuance costs of approximately $1.0 million were incurred at closing. In December 2024, the Company issued an additional NIS 145.6 million ($38.1 million) in Series A Bonds.

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

As of June 30, 2025 and December 31, 2024 the outstanding balance of the Series A Bonds was $95.7 million and $88.5 million, respectively. Increase in outstanding balance was due to a change in the exchange rate.

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $163 million).

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

Series B Bonds

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing.

As of June 30, 2025, the outstanding balance of the Series B Bonds was $92.5 million. Increase in the outstanding balance was due to a change in the exchange rate.

Interest

The Series B Bonds have an interest rate of 6.70% per annum. In June 2025, Standard & Poor’s provided an initial rating for the Series B Bonds of ilA+.

Interest on the Series B Bonds is payable semi-annually in arrears on June 30 and December 31 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series B Bonds is payable in four annual installments due on June 30 of each of the years 2026 through 2029. The first three principal payments are equal to 4% of the original principal amount of the Series B Bonds, and the last principal payment is equal to the outstanding principal amount of the Series B Bonds.

Financial Covenants

Until the date of full repayment of the Series B Bonds, the Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

Additional Bonds

Inc Company can issue additional Series B Bonds at any time and the series does not have a formal ceiling. However, the new issuances are subject to regulatory oversight.

Redemption Provisions

●	the market value of the balance of the Series B Bonds in circulation which will be determined based on the average closing price of the Series B Bonds for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series B Bonds available for early redemption in circulation (i.e., the principal balance of the Series B Bonds plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series B Bonds (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate” of 3.0% per annum.

Change of Control

The holders of a majority of the Series B Bonds may accelerate the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series B Bonds.

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

In July 2021, the British Virgin Islands Company (“BVI Company”) completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds, offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds, offering and issuance costs of approximately $0.8 million were incurred at closing. At June 30, 2025 and December 31, 2024 the total Series C Bond outstanding was $79.3 million and $73.3 million, respectively. Increase in outstanding balance was due to a change in exchange rate.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

As of June 30, 2025, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 75%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of June 30, 2025, the ratio of outstanding Series C Bonds to fair value of the collateral was 68.1%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $187 million).

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

As of June 30, 2025 and December 31, 2024, the outstanding balance of the Series D Bonds were $55.7 million and $51.5 million, respectively. Increase in outstanding balance was due to a change in exchange rate.

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of June 30, 2025.

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

Series D Bonds (Cont.)

Security

The BVI Company has committed not to pledge its assets under general liens without obtaining the consent in advance of the Bond holders. Nevertheless, the BVI Company is entitled to register specific liens on its properties and also to provide guarantees; and its subsidiaries are entitled to register liens, including general and specific, on their assets.

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $133 million).

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

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares had been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of June 30, 2025, 968,650 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. No other shares were issued during the six-month period June 30, 2025.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of June 30, 2025 the Company had purchased 319,584 shares in aggregate of common stock at an average price per share of $9.96 and an aggregate repurchase price of $3.2 million.

As of June 30, 2025, there were a total of 12,992,595 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 4,500 stockholders of record, including certain affiliates of the Company who held 1,258,130 of these shares.

As of June 30, 2025, there were 42,452,408 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 42,452,408 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of June 30, 2025.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of June 30, 2025 and December 31, 2024, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 67 tenants out of 132 who were related parties as of June 30, 2025, and 67 tenants out of 124 who were related parties as of December 31, 2024. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of June 30, 2025, in these states, the Company leased 41, 15, and 11 facilities, respectively to related parties.

Balances with Related Parties

	June 30, 2025	December 31, 2024
	(amounts in $000s)
Straight-line rent receivable	$18,330	$17,801
Tenant portion of replacement reserve	$8,582	$9,664
Notes receivable	$5,891	$6,295

Payments from and to Related Parties

	Six Months ended June 30,		Three Months ended June 30,
	2025	2024	2025	2024
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$34,890	35,149	$17,445	18,435

Other Related Party Relationships

On June 30, 2025 and December 31, 2024, the Company had approximately $1.0 million and $5.9 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		June 30, 2025		December 31, 2024
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and senior debt	3	$794,122	$810,428	$673,935	$675,941
Notes receivable, net	3	$16,508	$16,452	$16,585	$16,488

The fair value of the bonds, note payable, senior debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On July 1, 2025, the Company completed the acquisition of nine skilled nursing facilities, comprised of 686 beds, located in Missouri. The acquisition was for $59,000,000 and the Company funded the acquisition utilizing working capital. Eight of the facilities were leased to the Tide Group and were added to the master lease the Company entered into in August 2024. This acquisition increased Tide Group’s annual rents by $5.5 million. The ninth facility was leased to an affiliate of Reliant Care Group L.L.C. The facility was added to the master lease the Company assumed in December 2024 and increased Reliant Care Group’s annual rents by $0.6 million.

On July 1, 2025, the Company sold Chalet of Niles, a property in Michigan that was formally part of the Landmark Master Lease, to a third-party purchaser. The property sold for $2.7 million dollars. A gain of $0.1 million dollars resulted from this sale. The seller also received financing from the Company for the acquisition. The financing was $2.4 million for three years and is interest only, with an annual interest rate of 10%. The financing has a balloon payment at the end of year three.

On July 22, 2025, the Company entered into a purchase agreement for a skilled nursing facility with 80 licensed beds near McLoud, Oklahoma. The acquisition was for $4.25 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheet. The initial annual base rents are $0.4 million dollars and subject to 3% annual rent increases. The closing date of the transaction was August 5, 2025.

NOTE 15. Financing Income (Expenses), Net

	Six months ended June 30,		Three months ended June 30
	2025	2024	2025	2024
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(9,861)	$(4,735)	$(4,405)	$(2,451)
Interest expenses on notes payable and senior debt	(14,770)	(11,118)	(7,342)	(5,487)
Interest expenses with respect to leases	(28)	(92)	(16)	(45)
Total financing expenses	$(24,659)	$(15,945)	$(11,763)	$(7,983)
Financing income	$658	$507	$398	$277
Interest Expense, Net	$(24,001)	$(15,438)	$(11,365)	$(7,706)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 130 healthcare properties with an aggregate of 15,418 licensed beds. We hold fee title to 129 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of June 30, 2025, the aggregate annualized average base rent under the leases for our properties was approximately $141.9 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 23.3% of outstanding OP units.

Recent Developments

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

On June 24, 2025, the Company issued 312.0 million NIS in Series B Bonds on the Tel Aviv stock exchange (“TASE”), which is approximately $89.5 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.70%. Repayment of the bond principal, at 4% of the principal, will be paid in the years 2026 through 2028, with the remaining 88% due in June 2029. Interest payments will be due semi-annually on June 30th and December 30th of the years 2025 through maturity in 2029.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024:

	Three Months Ended June 30,		Increase /	Percentage
(dollars in thousands except per share data)	2025	2024	(Decrease)	Difference
Revenues:
Rental revenues	$37,861	$29,272	$8,589	29%

Expenses:
Depreciation	8,695	7,020	1,675	24%
Amortization	2,629	1,207	1,422	118%
General and administrative expenses	1,999	2,101	(102)	(5)%
Property and other taxes	3,775	3,446	329	10%
Facility rent expenses	147	200	(53)	(27)%
Total Expenses	17,245	13,974	3,271	23%
Interest expense, net	11,365	7,706	3,659	48%
Amortization of interest expense	201	161	40	25%
Mortgage insurance premium	388	391	(3)	(1)%
Total Interest Expenses	11,954	8,258	3,696	45%
Other income
Other income	-	-	-	0%
Net income	8,662	7,040	1,622	23%
Net income attributable to non-controlling interest	(6,706)	(6,102)	(604)	(10)%
Net income attributable to common stockholders	1,956	938	1,018	109%
Basic and diluted income per common share	$0.16	$0.14	$0.02	14%

Rental revenues: The increase in rental revenues of $8.6 million or 29% is due to higher income from the purchase of additional properties and lease renewals.

Depreciation and amortization: The increase in depreciation and amortization of $3.1 million or 37% is primarily due to new properties and lease rights purchased since June 30, 2024 offset by lower depreciation from fully depreciated assets.

General and administrative expenses: The decrease in general and administrative expenses of $0.1 million or (5)% reflects lower amounts for repairs and maintenance, lower compensation expenses, offset by higher professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $3.7 million or 48% is primarily due to an increase in the additional interest from a new loan from a commercial bank, the Series A and Series B Bond issuances, as well as additional sales of existing bond series that occurred since 2Q 2024.

Net income: The increase in net income from $7 million during the second quarter of 2024, to $8.7 million income during the second quarter of 2025 is primarily a result of higher rental income and new purchases since the second quarter of 2024 offset by higher depreciation and amortization expenses, and an increase in interest expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024:

	Six Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2025	2024	(Decrease)	Difference
Revenues:
Rental revenues	$75,193	$57,106	$18,087	32%

Expenses:
Depreciation	17,377	14,214	3,163	22%
Amortization	5,217	2,111	3,106	147%
General and administrative expenses	4,056	3,643	413	11%
Property and other taxes	7,425	7,161	264	4%
Facility rent expenses	294	393	(99)	(25)%
Total Expenses	34,369	27,522	6,847	25%
Interest expense, net	24,001	15,438	8,563	55%
Amortization of interest expense	402	323	79	25%
Mortgage insurance premium	776	791	(15)	(2)%
Total Interest Expenses	25,179	16,552	8,627	52%
Other income
Other income	8	-	8	100%
Net income	15,653	13,032	2,621	20%
Net income attributable to non-controlling interest	(12,113)	(11,348)	(765)	(7)%
Net income attributable to common stockholders	3,540	1,684	1,856	110%
Basic and diluted income per common share	$0.28	$0.26	$0.02	8%

Rental revenues: The increase in rental revenue of $18.1 million or 32% is due to the acquisition of new properties and the renegotiation of certain leases.

Depreciation and amortization: The increase in depreciation of $6.3 million or 38% is primarily due to purchases of new properties and lease rights offset by lower depreciation from fully depreciated assets.

General and administrative: The increase in general and administrative of $0.4 million or 11% is primarily a result of higher professional fees offset by lower legal fees, and insurance costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $8.6 million or 55% is primarily related to an increase in the additional interest on a new loan from a commercial bank and Series A and B Bond issuances, as well as additional sales of existing bond series that occurred since 2Q 2024.

Net income: The increase in net income to $15.7 million in 2025 is primarily a result of higher rental income and acquisitions since 2Q 2024 offset by higher interest expenses and higher depreciation and amortization expenses.

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

As of June 30, 2025, we had cash and cash equivalents and restricted cash and equivalents of $131.4 million. We also had the ability to offer an additional $67 million in Series A Bonds, $107.7 million in Series C Bonds and an additional $77.3 million in Series D Bonds subject to compliance with covenants and market conditions. Bond B does not have a ceiling for additional issuances; however, the series is subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of June 30, 2025, on a condensed consolidated basis, we had total indebtedness of approximately $794.1 million, consisting of $258.2 million in HUD guaranteed debt, $323.3 million in Series A, Series B, Series C Bonds and Series D Bonds outstanding, and $165.8 million in commercial mortgages loans. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2029 there are six balloon payment obligations consisting of a payment of $73.8 million due under the Series C Bonds in 2026, a payment of $89.8 million due under the Series A Bonds in 2026, a payment of $52.3 million due under the Series D Bonds in 2026, a payment of $57.1 million due under our commercial bank mortgage loan facility due in 2027, a payment of $36.6 million due under our commercial bank mortgage loan facility due in 2028, a payment of $81.4 million due under the Series B Bonds in 2029 and a payment of $52.7 million due under our commercial bank mortgage loan facility due in 2029. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may adversely affect us, including our cash flows, financial condition and ability to make distributions.

The Company believes that its overall level of indebtedness is appropriate for the Company’s business in light of its cash flow from operations and value of its properties and is generally typical for owners of multiple healthcare properties. The Company expects to generate sufficient positive cash flow from operations to meet its ongoing debt service obligations and the distribution requirements for maintaining REIT status, and to be able to refinance it debt to the extent necessary to meet it balloon payment obligations.

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

(dollars in thousands)
Net cash provided by operating activities	$48,781	$22,694
Net cash used in investing activities	(40,423)	(23,261)
Net cash provided by financing activities	29,430	4,927
Net increase in cash and cash equivalents and restricted cash and cash equivalents	37,788	4,360
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	93,656	37,758
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$131,444	$42,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities was $48.8 million for the six months ended June 30, 2025 and primarily consisted of net earnings of $15.7 million adjusted by depreciation and amortization of $22.6 million offset by an increase in assets of $0.7 million and a decrease in other accrued liabilities of $8.3 million. Net cash provided by operating activities was $22.6 million for the six months ended June 30, 2024 and primarily consisted of net earnings of $13.0 million adjusted by depreciation and amortization of $16.3 million

Cash used in investing activities for the six months ended June 30, 2025 was comprised of $40.4 million for the acquisition of properties for Kansas Master Lease, a property in Oklahoma as well as a property in Texas. This was offset by $0.1 million in principal payments on notes receivable. Cash used in investing activities was $23.3 million for the six months ended June 30, 2024 was comprised of the acquisition of the lease rights to the Indiana Master Lease 2 as well as the new facility in Georgetown, Indiana offset by $0.6 million of principal payments on notes receivable.

Cash provided by financing activities for the six months ended June 30, 2025 was comprised of proceeds from the issuance of Series B Bonds $86 million offset by Non-controlling interest distributions of $12.0 million, repayments of senior debt $36.6 million, dividend payments of $3.5 million and $4.0 million in repayments of the note payable. Cash provided by financing activities for the six months ended June 30, 2024 were primarily comprised of a issuance of Series D Bonds of $25.7 million. These amounts were offset by $7.1 million in principal debt payments, dividends paid to common shareholders of $1.6 million and a $11.4 million distribution to the non-controlling interest holders.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of June 30, 2025, we had non-recourse mortgage loans of $258.2 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of June 30, 2025, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2025, rate was 7.95%). On June 30, 2025 the Company paid down $30 million dollars of the outstanding loan. As of June 30, 2025 and December 31, 2024, total outstanding principal amount was $63.2 million and $95.1 million, respectively. This loan is collateralized by 21 properties owned by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of June 30, 2025, the rate was 7.95%). On December 17, 2024 the company paid down $24 million dollars of the outstanding loan. As of June 30, 2025, and December 31, 2024, total amounts outstanding were $41.0 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of June 30, 2025, the rate was 7.45%). As of June 30, 2025 and December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities. See note 4 of the financial statements included in Part I to this Form 10-Q.

The two credit facilities closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of June 30, 2025, the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000 As June 30, 2025, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

As of June 30, 2025, the Company had outstanding Series A, Series B, Series C and Series D Bonds.

Series A Bonds

In August 2024, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series A Bonds with a par value of NIS 145.6 million ($37.1 million). The series A Bonds were issued at par. Offering and issuance costs of approximately $1.0 million were incurred at closing. In December 2024, the Inc company issued an additional NIS 145.6 million ($38.1 million) in Series A Bonds.

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

As of June 30, 2025, the outstanding balance of the Series A Bonds was NIS 322.8 million ($95.7 million),

The Series A Bonds are traded on the TASE.

Series B Bonds

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312.0 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing.

As of June 30, 2025, the outstanding balance of the Series B Bonds was NIS 312.0 million ($92.8 million),

The Series B Bonds are traded on the TASE.

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

As of June 30, 2025, the outstanding principal amount of the Series C Bonds was NIS 267.5 million ($79.3 million).

The Series C Bonds are traded on the TASE.

Series D Bonds

In June 2023, the BVI Company completed an initial offering of Series D Bonds with a par value of NIS 82.9 million ($22.9 million). The Series D Bonds were issued at par. During July 2023, the BVI Company issued additional Series D Bonds in the face amount of NIS 70.0 million ($19.2 million). These Series D Bonds were issued at a price of 99.7%. On February 8, 2024, the BVI Company issued additional NIS 98.2 million ($25.7 million) Series D Bonds. These Series D Bonds were issued at a price of 106.3%.

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

As of June 30, 2025, the Series D Bonds had an outstanding principal balance of approximately NIS 187.8 ($55.7 million).

The Series D Bonds are traded on the TASE.

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%.

Summary of fixed and variable loans

	June 30,	December 31,
	2025	2024
	(Amounts in $000s)
Fixed rate loans	$631,010	$475,494
Variable rate loans	163,112	198,441
Gross Note payable and senior debt	$794,122	$673,935

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

The following table reconciles our calculations of FFO and AFFO for the six and three months ended June 30, 2025 and 2024, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
(dollars in $1,000s)
Net income	$15,653	$13,032	$8,662	$7,040
Depreciation and amortization	22,594	16,324	11,324	8,228
Funds from Operations	38,247	29,356	19,986	15,268
Adjustments to FFO:
Straight-line rent	(3,022)	(1,935)	(1,087)	(967)
Funds from Operations, as Adjusted	$35,225	$27,421	$18,899	$14,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On July 1, 2025, the Company completed the acquisition of nine skilled nursing facilities, comprised of 686 beds, located in Missouri. The acquisition was for $59,000,000 and the Company funded the acquisition utilizing working capital. Eight of the facilities were leased to the Tide Group and were added to the master lease the Company entered into in August 2024. This acquisition increased Tide Group’s annual rents by $5.5 million. The ninth facility was leased to an affiliate of Reliant Care Group L.L.C. The facility was added to the master lease the Company assumed in December 2024 and increased Reliant Care Group’s annual rents by $0.6 million.

On July 1, 2025, the Company sold Chalet of Niles, a property in Michigan that was formally part of the Landmark Master Lease, to a third-party purchaser. The property sold for $2.7 million dollars. A gain of $0.1 million dollars resulted from this sale. The seller also received financing from the Company for the acquisition. The financing was $2.4 million for three years and is interest only, with an annual interest rate of 10%. The financing has a balloon payment at the end of year three.

On July 22, 2025, the Company entered into a purchase agreement for a skilled nursing facility with 80 licensed beds near McLoud, Oklahoma. The acquisition was for $4.25 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheet. The initial annual base rents are $0.4 million dollars and subject to 3% annual rent increases. The closing date of the transaction was August 5, 2025.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Annual Report on 10-K filed on March 13, 2025 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2025.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of June 30, 2025, we had $95.8 million outstanding under our Series A Bonds, which bear interest at a fixed 6.97% per annum, we had $92.5 million outstanding under our Series B Bonds, which bear interest at a fixed rate of 6.70% per annum, we had $79.3 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $55.7 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $470.9 million in senior debt notes, of which $163.1 million (20.5% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin. At June 30, 2025, one month SOFR was 4.45%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No redemptions occurred in the first half of 2025.

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

Strawberry Fields REIT, Inc.

Date: August 8, 2025	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: August 8, 2025	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

