Form 10-Q
period 2025-09-30
Strawberry Fields REIT, Inc.
filed 2025-11-06
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,120,095 shares of common stock, $0.0001 par value, issued and outstanding as of November 6, 2025.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(unaudited)
Assets
Real estate investments, net	$693,360	$609,058
Cash and cash equivalents	19,805	48,373
Restricted cash and equivalents	36,142	45,283
Straight-line rent receivable, net	33,291	27,702
Right of use lease asset	941	1,204
Goodwill, other intangible assets and lease rights	70,981	27,947
Deferred financing expenses	5,559	6,162
Note receivable, net	19,219	16,585
Other assets	1,346	5,275
Total Assets	$880,644	$787,589

Liabilities
Accounts payable and accrued liabilities	$21,930	$18,718
Bonds, net	309,471	209,944
Senior debt	420,648	460,591
Note payable	44,765	-
Operating lease liability	941	1,204
Other liabilities	20,267	13,561
Total Liabilities	$818,022	$704,018
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 13,120,095 shares and 12,062,309 issued and outstanding	1	1
Additional paid in capital	17,749	16,535
Accumulated other comprehensive (loss) income	(4,815)	340
Retained earnings	1,314	1,292
Total Stockholders’ Equity	$14,249	$18,168
Non-controlling interest	$48,373	$65,403
Total Equity	$62,622	$83,571
Total Liabilities and Equity	$880,644	$787,589

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Revenues
Rental revenues	$114,904	$86,570	$39,711	$29,464

Expenses:
Depreciation	$26,558	$21,348	$9,181	$7,134
Amortization	7,846	3,318	2,629	1,207
General and administrative expenses	5,548	5,064	1,493	1,428
Property taxes	11,204	10,650	3,779	3,481
Facility rent expenses	454	577	158	184
Total expenses	$51,610	$40,957	$17,240	$13,434
Income from operations	63,294	45,613	22,471	16,030

Interest expense, net	$(37,014)	$(24,028)	$(13,013)	$(8,590)
Amortization of deferred financing costs	(603)	(488)	(201)	(165)
Mortgage insurance premium	(1,159)	(1,164)	(384)	(374)
Total interest expense	$(38,776)	$(25,680)	$(13,598)	$(9,129)
Other income:
Other income	8	-	-	-
Net income	$24,526	$19,933	$8,873	$6,901
Less -
Net income attributable to non-controlling interest	(18,969)	(17,305)	(6,856)	(5,957)
Net income attributable to common stockholders	5,557	2,628	2,017	944
Other comprehensive (loss) income:
(Loss) gain due to foreign currency translation	(22,750)	3,116	(6,004)	(869)
Comprehensive loss (gain) attributable to non-controlling interest	17,595	(2,720)	4,628	746
Comprehensive income	$402	$3,024	$641	$821
Net income attributable to common stockholders	$5,557	$2,628	2,017	944
Basic and diluted income per common share	$.44	$.40	$.16	$.14
Weighted average number of common shares outstanding	12,551,482	6,636,699	12,993,981	6,950,305

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2023	6,487,856	$-	$5,746	$529	$1,232	$39,766	$47,273
Common Stock Retirement (unaudited)	(19,348)	-	(153)	-	-	-	(153)
Dividends (unaudited)	-	-	-	-	(778)	-	(778)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,460)	(5,460)
Net change in foreign currency translation (unaudited)	-	-	-	168	-	1,182	1,350
Net income (unaudited)	-	-	-	-	746	5,246	5,992
Balance, March 31, 2024 (unaudited)	6,468,508	$-	$5,593	$697	$1,200	$40,734	$48,224
Common Stock Retirement (unaudited)	(53,787)	-	(507)	-	-	-	(507)
OP Units Converted to Common Stock (unaudited)	484,146	-	-	-	-	-	-
Dividends (unaudited)	-	-	-	-	(834)	-	(834)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,890)	(5,890)
Net change in foreign currency translation (unaudited)	-	-	-	351	-	2,284	2,635
Net income (unaudited)	-	-	-	-	938	6,102	7,040
Balance, June 30 2024 (unaudited)	6,898,867	$-	$5,086	$1,048	$1,304	$43,230	$50,668
Common Stock Retirement (unaudited)	(32,568)	-	(213)	-	-	-	(213)
OP Units Converted to Common Stock (unaudited)	73,384	-	-	-	-	-	-
Common Stock Issued for Property Acquisition (unaudited)	264,884	-	3,078	-	-	-	3,078
ATM Stock Sales (unaudited)	207,261	-	2,399	-	-	-	2,399
Dividends (unaudited)	-	-	-	-	(909)	-	(909)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(5,836)	(5,836)
Net change in foreign currency translation (unaudited)	-	-	-	(123)	-	(746)	(869)
Net income (unaudited)	-	-	-	-	944	5,957	6,901
Balance, September 30, 2024 (unaudited)	7,411,828	$-	$10,350	$925	$1,339	$42,605	$55,219
Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571
Issuance of common stock in exchange for OP units (unaudited)	250,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	190,972	-	2,244	-	-	-	2,244
Employee common stock bonus (unaudited)	6,450	-	72	-	-	-	72
OP Units Retirement (unaudited)	-	-	-	-	-	(2,026)	(2,026)
Dividends (unaudited)	-	-	-	-	(1,714)	-	(1,714)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	923	-	3,151	4,074
Reallocation of non- controlling interest (unaudited)	-	-	(1,659)	-	-	1,659	-
Net income (unaudited)	-	-	-	-	1,584	5,407	6,991
Balance, March 31, 2025 (unaudited)	12,509,731	$1	$17,192	$1,263	$1,162	$67,574	$87,192
Common Stock Retirement (unaudited)	(64,636)	-	(652)	-	-	-	(652)
OP Units Converted to Common Stock (unaudited)	547,500	-	-	-	-	-	-
Dividends (unaudited)	-	-	-	-	(1,742)	-	(1,742)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	(4,702)	-	(16,118)	(20,820)
Reallocation of non-controlling interest (unaudited)	-	-	1,014	-	-	(1,014)	-
Net income (unaudited)	-	-	-	-	1,956	6,706	8,662
Balance, June 30, 2025 (unaudited)	12,992,595	$1	$17,554	$(3,439)	$1,376	$51,128	$66,620
OP Units Converted to Common Stock (unaudited)	127,500	-	-	-	-	-	-
OP Units Issued for Property Acquisition (unaudited)	-	-	-	-	-	2,000	2,000
Dividends (unaudited)	-	-	-	-	(2,079)	-	(2,079)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,788)	(6,788)
Net change in foreign currency translation (unaudited)	-	-	-	(1,376)	-	(4,628)	(6,004)
Reallocation of non-controlling interest (unaudited)	-	-	195	-	-	(195)	-
Net income (unaudited)	-	-	-	-	2,017	6,856	8,873
Balance, September 30, 2025 (unaudited)	13,120,095	$1	$17,749	$(4,815)	$1,314	$48,373	$62,622

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$24,526	$19,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,404	24,666
Amortization of bond issuance costs	2,039	429
Stock Based Compensation	72	-
Loss from sale of real estate investments	12	-
Amortization of deferred financing costs	603	488
Increase in other assets	(314)	(2,776)
Amortization of right of use lease asset	263	419
Foreign currency translation adjustments	3,805	873
Increase in straight-line rent receivables, net	(5,589)	(3,001)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	9,918	(6,087)
Repayment of operating lease liability	(263)	(419)
Net cash provided by operating activities	$69,476	$34,525

Cash flow from investing activities:
Purchase of real estate investments	$(107,335)	$(25,897)
Proceeds from the sale of real estate investments	306
Purchase of lease rights	-	(18,000)
(Increase) decrease of notes receivable	(234)	887
Net cash used in investing activities	$(107,263)	$(43,010)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$85,979	$62,765
Proceeds from issuance of ATM sales, net	2,244	2,399
Repayment of bonds	(15,046)	(10,459)
Repayment of senior debt	(39,943)	(10,149)
Repayment of note payable	(6,115)	-
Payment of dividends	(5,535)	(2,521)
Non-controlling interest distributions	(18,828)	(17,186)
OP unit retirement	(2,026)	-
Common Stock Retirement	(652)	(873)
Net cash provided by financing activities	$78	$23,976
(Decrease) Increase in cash and cash equivalents and restricted cash and equivalents	$(37,709)	$15,491
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$93,656	$37,758
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$55,947	$53,249

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$38,440	$26,060
Supplemental schedule of noncash activities:
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	$(22,750)	$3,116
Note Payable Assumed in exchange for acquisition of intangible asset	$50,880	$-
Transfer of other assets to real estate investments, net	$4,243	-
OP Units issued for property acquisition	$2,000	-
Note receivable from sale of real estate investments	$2,400	-
Right of use lease asset obtained in exchange for operating lease liabilities	$-	$1,204

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 22.7% and 22.1% of the outstanding Operating Partnership units (“OP units”) as of September 30, 2025 and December 31, 2024, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of September 30, 2025, the Company’s portfolio consists of 131 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2024, the Company owned 113 properties and leased one property that it in turn subleased to a tenant that operates the facility. As of September 30, 2025, the portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2025, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on condensed consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 77.3% and 78.3% of the outstanding OP Units issued by the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On September 30, 2025 and December 31, 2024, the Company had $40.7 million and $80.0 million, respectively, on deposit in excess of federally insured limits.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, notes receivable and operating leases on owned properties. These financial instruments are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. Cash and cash equivalents, restricted cash and equivalents are held with various financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believe limits the risk. With respect to notes receivable, the Company obtains various collateral and other protective rights, and continually monitors these rights, to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of our portfolio.

On September 30, 2025 and December 31, 2024, the Company held five notes receivable with an outstanding balance of $19.2 million and $16.6 million, respectively. The notes have maturities ranging from 2026 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes are collateralized by tenants’ accounts receivable. Another is collateralized by real estate. The three other notes receivable are uncollateralized as of September 30, 2025.

With respect to operating leases, the Company maintains operating leases on certain owned properties and continues to manage tenant relationships proactively. As part of our lease agreements, the Company collects reserves from tenants to cover anticipated operating expenses, including property tax, insurance and building maintenance. These reserves are reviewed periodically to ensure adequacy and alignment with actual expenditures.

In addition, the Company closely monitors rent collections and enforces compliance with contractual payment terms. Rent payments are tracked monthly to ensure timely receipt within the agreed-upon window, and any delinquencies are addressed promptly through established collection procedures.

Market Concentration Risk

As of September 30, 2025 and December 31, 2024, the Company owned 131 and 113 properties and leased 1 property, respectively. The facilities are located in 10 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing beds or 27.2% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 21.9% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2025 and 2024, there were 42,478,755 and 44,816,085 OP units outstanding which were potentially dilutive securities. During the nine-month periods ended September 30, 2025, and 2024 the assumed conversion of the OP units had no impact on basic income per share.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive (loss) income, a component of equity on the condensed consolidated balance sheets.

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

Real Estate Investments – Held for Sale

As of September 30, 2025, and December 31, 2024, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective January 1, 2026. The Company does not expect this ASU to have a material impact on the condensed consolidated results of operations and financial condition.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective January 1, 2028. The Company is currently evaluating this ASU’s impact on the condensed consolidated results of operations and financial condition.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	September 30,	December 31,
	2025	2024
	(amounts in $000’s)
Escrow with Trustee	$2,095	$16,609
MIP escrow accounts	779	688
Other escrow and debt deposits	270	270
Property tax and insurance escrow	8,458	7,228
Interest and expense reserve bonds escrow	11,917	8,225
HUD replacement reserves	12,623	12,263
Total restricted cash and equivalents	$36,142	$45,283

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

Interest and expense reserve bonds escrow - The indentures for the Series A, B, C and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 – Bonds, Note Payable, and Senior Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

NOTE 4. Real Estate Investments, net

Real estate investments consist of the following:

	Estimated Useful Lives	September 30, 2025	December 31, 2024
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$771,535	$683,582
Equipment and personal property	2-18	122,470	104,869
Land	-	72,202	69,036
		966,207	857,487
Less: accumulated depreciation		(272,847)	(248,429)
Real estate investments, net		$693,360	$609,058

For the three-month periods ended September 30, 2025 and 2024, total depreciation expense was $9.2 million and $7.1 million, respectively. For the nine-month periods ended September 30, 2025 and 2024, total depreciation expense was $26.6 million and $21.3 million, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Acquisition of Properties

On January 1, 2025, the Company entered into a new master lease for 10 Kentucky properties formally part of the Landmark Master Lease. Base rent is $23.3 million a year and is subject to an increase based on CPI with a minimum increase of 2.50%. The initial lease term is 10 years with four 5-year extension options. Also, as part of the negotiation of the new Kentucky Master Lease, the Company entered into a 5 year note payable with the parent of the Landmark tenant for $50.9 million dollars, included in Note Payable in the accompanying condensed consolidated balance sheets.

On January 2, 2025, the Company acquired 6 facilities consisting of 354 beds in Kansas. The acquisition was $24.0 million and the Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The Company formed a new master lease for an initial 10-year period that included two 5-year extension options on a triple-net basis. Additionally, the lease will increase the Company’s annual rents by $2.4 million and is subject to 3% annual increases.

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

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, Texas. The acquisition was for $11.5 million. Base rent for this property is $1.3 million dollars annually. The property was added to an existing master lease and is subject to an annual base rent increase of 3%. The initial term is approximately 10 years and includes two 5 year extension options.

On July 1, 2025, the Company completed the acquisition of nine skilled nursing facilities, comprised of 686 beds, located in Missouri. The acquisition was for $59 million and the Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. Eight of the facilities were leased to the Tide Group and were added to the master lease the Company entered into in August 2024. These properties are subject to annual rent increase of 3% and the initial term is 10 years. This acquisition increased Tide Group’s annual rents by $5.5 million. The ninth facility was leased to an affiliate of Reliant Care Group L.L.C. The facility was added to the master lease the Company assumed in December 2024 and increased Reliant Care Group’s annual rents by $0.6 million.

On July 1, 2025, the Company sold Chalet of Niles, a property in Michigan that was formally part of the Landmark Master Lease, to a third-party purchaser. The property sold for $2.7 million dollars. A loss of $0.01 million dollars resulted from this sale. The buyer received financing from the Company for the acquisition. The financing was $2.4 million for three years and is interest only, with an annual interest rate of 10%. The financing has a balloon payment at the end of year three.

On August 5, 2025, the Company completed the acquisition for a skilled nursing facility with 80 licensed beds near McLoud, Oklahoma. The acquisition was for $4.25 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The initial annual base rents are $0.4 million dollars and subject to 3% annual rent increases. The initial term is 10 years and includes two 5 year extension options.

On August 29, 2025, the Company completed the acquisition for a healthcare facility comprised of 108 skilled nursing beds and 16 assisted living beds near Poplar Bluff, Missouri. The acquisition was for $5.3 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The initial annual base rents are $0.5 million dollars and subject to 3% annual rent increases. The property was assumed by the Reliant Care master lease and is subject to the terms of the master lease.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2023
Gross	$1,323	54,577	55,900
Accumulated amortization	-	(47,296)	(47,296)
Net carrying amount	1,323	7,281	8,604
Acquisition of lease rights	-	18,000	18,000
Amortization	-	(3,318)	(3,318)
Balances, September 30, 2024
Gross	1,323	72,577	73,900
Accumulated amortization	-	(50,614)	(50,614)
Net carrying amount	$1,323	$21,963	$23,286
Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Acquisition of lease rights	-	50,880	50,880
Amortization	-	(7,846)	(7,846)
Balances, September 30, 2025
Gross	1,323	129,457	130,780
Accumulated amortization	-	(59,799)	(59,799)
Net carrying amount	$1,323	69,658	70,981

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2025 (three-month period)	$2,629
2026	8,175
2027	7,949
2028	7,564
2029	7,488
Thereafter	35,853
Total	$69,658

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of September 30, 2025, and December 31, 2024, the Company had leased 132 properties and 114 properties, respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of September, 30, 2025 and December 31, 2024, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	September 30,	December 31,
	2025	2024
Cumulative number of properties	132	114
Cumulative number of operational beds	15,542	14,186

The following table provides additional information regarding the facilities leased by the Company as of September 30, 2025:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	417	4	-	4
Texas	839	6	-	6
Missouri	1,921	18	-	18
Kansas	354	6	-	6
Total Properties	15,542	131	1	132
Facility Type
Skilled Nursing Facilities	15,135	129	1	130
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Total facilities	15,542	141	1	142

As of September 30, 2025, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2025 (three-month period)	$33,269
2026	125,792
2027	128,125
2028	126,054
2029	119,946
Thereafter	504,613
Total	$1,037,799

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to a third-party operator:

	September 30,	December 31,
	2025	2024
Number of facilities leased and subleased to third parties	1	1
Number of operational beds	68	68

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Nine-month Period ended September 30,		Three-Month Period ended September 30,
	2025	2024	2025	2024
Operating lease cost	$298	564	99	180

	September 30, 2025	December 31, 2024
Operating lease right of use asset	$941	$1,204
Operating lease liability	$941	$1,204
Weighted average remaining lease term-operating leases (in years)	2.50	3.25
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of September 30, 2025, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2025 (three-month period)	$100
2026	397
2027	397
2028	99
Total	$993
Less Interest	(52)
Total operating lease liability	$941

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the nine-month periods ended September 30, 2025 and 2024, was $165,000 and $160,000, respectively. Rental expense under the leases for the three-month periods ended September 30, 2025 and 2024, were $55,000 and $53,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Senior Debt

Bonds, Note Payable, and Senior Debt consist of the following:

	Weighted Interest Rate at September 30,	September 30,	December 31,
	2025	2025	2024
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$256,126	$262,150
Bank loans	7.48%	164,522	198,441
Series A, B, C, and D bonds	6.81%	313,946	213,344
Note payable	10.0%	44,765	-
Gross bonds, note payable, and senior debt		$779,359	$673,935
Debt issuance costs		(4,475)	(3,400)
Net bonds, note payable, and senior debt		$774,884	$670,535

Principal payments on the Bonds, Note Payable, and Senior Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2025 (three-month period)	$5,528
2026	250,509
2027	82,783
2028	62,908
2029	158,551
Thereafter	219,080
$779,359

Debt Covenant Compliance

As of September 30, 2025 and December 31, 2024, the Company was party to approximately 45 and 43 outstanding credit related instruments, respectively. These instruments included note payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of September 30, 2025, the Company was in compliance with all financial and administrative covenants.

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

Senior Debt – Commercial Bank Mortgage Loan Facilities

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of September 30, 2025, the rate was 7.74%). On June 30, 2025, the Company paid down $30 million dollars of the outstanding loan. As of September 30, 2025 and December 31, 2024, total amounts outstanding were $62.2 million and $95.1 million, respectively. This facility loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and provides for monthly payments of principal and interest based on a 20-year amortization starting in the second year with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2025, the rate was 7.74%). On December 17, 2024, the Company paid down $24 million dollars of the outstanding loan. As of September 30, 2025 and December 31, 2024, total amounts outstanding were $40.6 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Senior Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026. As of September 30, 2025, and December 31, 2024, total amounts outstanding were $2.7 million and $2.8 million, respectively.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59.0 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of September 30, 2025, the rate was 7.24%). As of September 30, 2025, and December 31, 2024, the total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

The two credit facilities that closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of September 30, 2025 the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of September 30, 2025, the Company was in compliance with the loan covenants.

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

As of September 30, 2025 and December 31, 2024 the outstanding balance of the Series A Bonds was $91.4 million and $88.5 million, respectively. Increase in outstanding balance was due to a change in the exchange rate.

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $166 million).

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

As of September 30, 2025, the outstanding balance of the Series B Bonds was $94.4 million. Increase in the outstanding balance was due to a change in the exchange rate.

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

In July 2021, the British Virgin Islands Company (“BVI Company”) completed an initial offering on the TASE of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds, offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds, offering and issuance costs of approximately $0.8 million were incurred at closing. At September 30, 2025 and December 31, 2024 the total Series C Bond outstanding was $75.0 million and $73.3 million, respectively. Increase in outstanding balance was due to a change in exchange rate.

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

As of September 30, 2025, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Under the terms of the indenture for the Series C Bonds, the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds as long as the ratio of outstanding amount of the Series C Bonds to fair market value of the collateral is not more than 75%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%. As of September 30, 2025, the ratio of outstanding Series C Bonds to fair value of the collateral was 65.4%.

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $191 million).

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

As of September 30, 2025 and December 31, 2024, the outstanding balance of the Series D Bonds were $53.2 million and $51.5 million, respectively. Increase in outstanding balance was due to a change in exchange rate.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of September 30, 2025.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $136 million).

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares had been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of September 30, 2025, 968,650 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. No other shares were issued during the nine-month period September 30, 2025.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of September 30, 2025 the Company had purchased 319,584 shares in aggregate of common stock at an average price per share of $9.96 and an aggregate repurchase price of $3.2 million.

As of September 30, 2025, there were a total of 13,120,095 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 4,500 stockholders of record, including certain affiliates of the Company who held 1,258,130 of these shares.

As of September 30, 2025, there were 42,478,755 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 42,478,755 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of September 30, 2025.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company

Lease Agreements with Related Parties

As of September 30, 2025 and December 31, 2024, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 67 tenants out of 142 who were related parties as of September 30, 2025, and 67 tenants out of 124 who were related parties as of December 31, 2024. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of September 30, 2025, in these states, the Company leased 41, 15, and 11 facilities, respectively to related parties.

Balances with Related Parties

	September 30, 2025	December 31, 2024
	(amounts in $000s)
Straight-line rent receivable	$16,740	$17,801
Tenant portion of replacement reserve	$11,140	$9,664
Notes receivable	$5,685	$6,295

Payments from and to Related Parties

	Nine Months ended September 30,		Three Months ended September 30,
	2025	2024	2025	2024
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$52,186	53,200	$17,296	18,277

Other Related Party Relationships

On September 30, 2025 and December 31, 2024, the Company had approximately $1.0 million and $5.9 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		September 30, 2025		December 31, 2024
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and senior debt	3	$779,359	$790,905	$673,935	$675,941
Notes receivable, net	3	$19,219	$18,848	$16,585	$16,488

The fair value of the bonds, note payable, senior debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On November 4, 2025, the Company entered into a purchase agreement for a skilled nursing facility with 60 licensed beds near Grove, Oklahoma. The acquisition is for $3.0 million. The Company will fund the acquisition utilizing cash from the condensed consolidated balance sheets. The initial annual base rents will be $0.3 million dollars and subject to 3% annual rent increases. The Company expects to close this acquisition before year-end.

NOTE 15. Financing Income (Expenses), Net

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(16,128)	$(7,825)	$(6,267)	$(3,089)
Interest expenses on notes payable and senior debt	(21,963)	(16,848)	(7,193)	(5,731)
Interest expenses with respect to leases	(35)	(126)	(6)	(34)
Total financing expenses	$(38,126)	$(24,799)	$(13,466)	$(8,854)
Financing income	$1,112	$771	$453	$264
Interest Expense, Net	$(37,014)	$(24,028)	$(13,013)	$(8,590)

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

● risks and uncertainties related to the national, state and local economies, particularly the economies of Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas, and the real estate and healthcare industries in general;

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 132 healthcare properties with an aggregate of 15,542 licensed beds. We hold fee title to 131 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of September 30, 2025, the aggregate annualized average base rent under the leases for our properties was approximately $142.3 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 22.7% of outstanding OP units.

Third Quarter Acquisition Activity

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, Texas. The acquisition was for $11.5 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The facility was leased to an existing third party operator and added to their Master Lease (Texas Master Lease 2). The initial annual base rents are $1.3 million dollars and subject to 3% annual rent increases.

On June 24, 2025, the Company issued 312.0 million NIS in Series B Bonds on the TASE, which is approximately $89.5 million. The bonds are unsecured, were issued at par and have a fixed interest rate of 6.70%. Repayment of the bond principal, at 4% of the principal, will be paid in the years 2026 through 2028, with the remaining 88% due in June 2029. Interest payments will be due semi-annually on June 30th and December 30th of the years 2025 through maturity in 2029.

On July 1, 2025, the Company completed the acquisition of nine skilled nursing facilities, comprised of 686 beds, located in Missouri. The acquisition was for $59 million and the Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. Eight of the facilities were leased to the Tide Group and were added to the master lease the Company entered into in August 2024. This acquisition increased Tide Group’s annual rents by $5.5 million. These properties are subject to an annual rent increase of 3% and the initial term is 10 years. The ninth facility was leased to an affiliate of Reliant Care Group L.L.C. The facility was added to the master lease the Company assumed in December 2024 and increased Reliant Care Group’s annual rents by $0.6 million.

On July 1, 2025, the Company sold Chalet of Niles, a property in Michigan that was formally part of the Landmark Master Lease, to a third-party purchaser. The property sold for $2.7 million dollars. A loss of $0.01 million dollars resulted from this sale. The buyer received financing from the Company for the acquisition. The financing was $2.4 million for three years and is interest only, with an annual interest rate of 10%. The financing has a balloon payment at the end of year three.

On August 5, 2025, the Company completed the acquisition for a skilled nursing facility with 80 licensed beds near McLoud, Oklahoma. The acquisition was for $4.25 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The initial annual base rents are $0.4 million dollars and subject to 3% annual rent increases. The initial term is 10 years and includes two 5-year extension options.

On August 29, 2025, the Company completed the acquisition for a healthcare facility comprised of 108 skilled nursing beds and 16 assisted living beds near Poplar Bluff, Missouri. The acquisition was for $5.3 million. The Company funded the acquisition utilizing cash from the condensed consolidated balance sheets. The initial annual base rents are $0.5 million dollars and subject to 3% annual rent increases. The property was assumed by the Reliant Care master lease and is subject to the terms of the master lease.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating Results

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024:

	Three Months Ended September 30,		Increase /	Percentage
(dollars in thousands except per share data)	2025	2024	(Decrease)	Difference
Revenues:
Rental revenues	$39,711	$29,464	$10,247	35%

Expenses:
Depreciation	9,181	7,134	2,047	29%
Amortization	2,629	1,207	1,422	118%
General and administrative expenses	1,493	1,428	65	5%
Property and other taxes	3,779	3,481	298	9%
Facility rent expenses	158	184	(26)	(14)%
Total Expenses	17,240	13,434	3,806	28%
Interest expense, net	13,013	8,590	4,423	51%
Amortization of deferred financing costs	201	165	36	22%
Mortgage insurance premium	384	374	10	3%
Total Interest Expenses	13,598	9,129	4,469	49%
Other income
Other income	-	-	-	-%
Net income	8,873	6,901	1,972	29%
Net income attributable to non-controlling interest	(6,856)	(5,957)	(899)	(15)%
Net income attributable to common stockholders	2,017	944	1,073	114%
Basic and diluted income per common share	$0.16	$0.14	$0.02	14%

Rental revenues: Total rental revenues increased by $10.3 million or 35% primarily due to higher income generated from the net acquisition of 27 additional properties compared to September 2024 and the commencement of a new master lease in Kentucky following its re-tenanting.

Depreciation and amortization: Depreciation and amortization increased by $3.5 million or 42% primarily due to the acquisition of new properties and lease rights compared to September 30, 2024. This was partially offset by reduced depreciation from fully depreciated assets and the disposition of one property.

Property and other taxes: Property and other taxes increased by $0.3 million due to higher pass-through costs for property tax expenses resulting from the acquisition of new facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: Interest expense increased by $4.4 million or 51% primarily due to additional interest incurred from a new commercial bank loan, the issuance of Series A and Series B Bond issuances.

Net income: Net income increased from $6.9 million during the third quarter of 2024, to $8.8 million int the third quarter of 2025 driven by property acquisitions compared to the third quarter of 2024 and higher rental income from a new Kentucky master lease, partially offset by increased depreciation and amortization expenses, an increase in interest expense higher property tax pass through expenses.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024:

	Nine Months Ended September 30,		Increase /	Percentage
(dollars in thousands)	2025	2024	(Decrease)	Difference
Revenues:
Rental revenues	$114,904	$86,570	$28,334	33%

Expenses:
Depreciation	26,558	21,348	5,210	24%
Amortization	7,846	3,318	4,528	136%
General and administrative expenses	5,548	5,064	484	10%
Property and other taxes	11,204	10,650	554	5%
Facility rent expenses	454	577	(123)	(21)%
Total Expenses	51,610	40,957	10,653	26%
Interest expense, net	37,014	24,028	12,986	54%
Amortization of deferred financing costs	603	488	115	24%
Mortgage insurance premium	1,159	1,164	(5)	(1)%
Total Interest Expenses	38,776	25,680	13,096	51%
Other income
Other income	8	-	8	100%
Net income	24,526	19,933	4,593	23%
Net income attributable to non-controlling interest	(18,969)	(17,305)	(1,664)	(10)%
Net income attributable to common stockholders	5,557	2,628	2,929	111%
Basic and diluted income per common share	$0.44	$0.40	$0.04	10%

Rental revenues: Total rental revenues increased by $28.3 million or 33%, primarily due to the net acquisition of 27 properties and the renegotiation of certain master leases, including the Kentucky Master Lease.

Depreciation and amortization: Depreciation and amortization increased by $9.7 million or 39% is driven by the acquisition of new properties and lease rights, partially offset by reduced depreciation from fully depreciated assets and the disposition of one property.

General and administrative: General and administrative expenses increased by $0.5 million, primarily due to higher professional fees, partially offset by lower legal fees and insurance costs.

Property and other taxes: Property and other taxes increased by $0.6 million mostly due to higher pass-through costs for property tax expenses associated with recent acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)

Interest expense, net: Interest expense, net, increased by $13.0 million or 54% primarily due to additional interest incurred on a commercial bank loan, Series A and B Bond issuances, and incremental sales of existing bond series since the third quarter of 2024.

Net income: Net income increased to $24.5 million in 2025, primarily driven by higher rental income from property acquisitions and lease re-tenanting compared to the third quarter of 2024, partially offset by increased interest expenses, higher depreciation and amortization expenses, an increase in general and administrative expenses as well as higher property tax pass through expenses.

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

As of September 30, 2025, we had cash and cash equivalents and restricted cash and equivalents of $55.9 million. We also had the ability to offer an additional $75.0 million in Series A Bonds, $115.6 million in Series C Bonds and an additional $82.9 million in Series D Bonds subject to compliance with covenants and market conditions. Bond B does not have a ceiling for additional issuances; however, the series is subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans, notes payable and secured revolving lines of credit. As of September 30, 2025, on a condensed consolidated basis, we had total indebtedness of approximately $779.4 million, primarily consisting of $313.9 million in Series A, Series B, Series C and Series D Bonds outstanding, $256.1 million in HUD guaranteed debt, $164.5 million in commercial mortgages loans and a $44.8 million note payable. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2029 there are six balloon payment obligations consisting of a payment of $74.9 million due under the Series C Bonds in 2026, a payment of $91.4 million due under the Series A Bonds in 2026, a payment of $53.2 million due under the Series D Bonds in 2026, a payment of $57.1 million due under our commercial bank mortgage loan facility due in 2027, a payment of $36.6 million due under our commercial bank mortgage loan facility due in 2028, a payment of $83.0 million due under the Series B Bonds in 2029 and a payment of $52.7 million due under our commercial bank mortgage loan facility due in 2029. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

(dollars in thousands)
Net cash provided by operating activities	$69,476	$34,525
Net cash used in investing activities	(107,263)	(43,010)
Net cash provided by financing activities	78	23,976
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(37,709)	15,491
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	93,656	37,758
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$55,947	$53,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Flows (continued)

Net cash provided by operating activities was $69.5 million for the nine months ended September 30, 2025, primarily reflecting net earnings of $24.5 million, adjusted by depreciation and amortization of $34.4 million, an increase in accounts payable and accrued liabilities and other liabilities of $9.9 million, foreign currency translation adjustments of $3.8 million, and amortization of bond issuance costs of $2.0 million. These increases were partially offset by a $5.6 million increase in straight-line receivables. For the nine months ended September 30, 2024, net cash provided by operating activities was $34.5 million, primarily reflecting net earnings of $19.9 million adjusted by depreciation and amortization of $24.7 million and foreign currency translation adjustments of $0.9 million. These increases were partially offset by a $6.1 million decrease in accounts payable and accrued liabilities and other liabilities, a $3.1 million increase in straight-line rent receivables, and a $2.8 million increase in other assets.

Cash used in investing activities for the nine months ended September 30, 2025 totaled $107.3 million, primarily related to the acquisition of properties for the acquisition of 9 properties in Missouri, the Kansas Master Lease, and 4 other individual properties in Oklahoma, Texas and Missouri. For the nine months ended September 30, 2024, cash used in investing activities was $43.0 million, primarily reflecting the acquisition of the lease rights to the Indiana Master Lease 2 and six properties located in Indiana, Tennessee and Texas. These acquisitions were offset by $0.9 million in principal payments on notes receivable.

Cash provided by financing activities for the nine months ending September 30, 2025 was $0.08 million. This comprised of proceeds from the issuance of Series B Bonds $86.0 million and $2.2 million of proceeds from ATM sales. These inflows were largely offset by $61.1 million in repayments of bonds, senior debt and the note payable, $18.8 in distributions to non-controlling interests, $5.5 million in dividend payments, and $2.0 million related to the retirement of OP units. For the nine months ended September 30, 2024, cash provided by financing activities was $24.0 million. This primarily consisted of $62.8 million in proceeds from the issuance of Series D and Series A Bonds, along with $2.3 million in ATM proceeds. These inflows were offset by $20.6 million in principal debt payments on bonds and senior debt, $17.2 million distribution to the non-controlling interest holders, $2.5 million in dividends paid to common shareholders and $0.9 million in common stock retirement.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of September 30, 2025, we had non-recourse mortgage loans of $256.1 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of September 30, 2025, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 25.0 years.

Commercial Bank Term Loan

On March 21, 2022, the Company closed a mortgage loan with a commercial bank pursuant to which the Company borrowed approximately $105 million. The loan agreement provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2025, rate was 7.74%). On June 30, 2025, the Company paid down $30 million dollars of the outstanding loan. As of September 30, 2025 and December 31, 2024, total outstanding principal amount was $62.2 million and $95.1 million, respectively. This loan is collateralized by 21 properties owned by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility is an interest only facility for the first 12 months and beginning in the second-year monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of September 30, 2025, the rate was 7.74%). On December 17, 2024, the company paid down $24 million dollars of the outstanding loan. As of September 30, 2025 and December 31, 2024, total amounts outstanding were $40.6 million and $41.6 million, respectively. This facility loan is collateralized by and was used for the acquisition of 19 properties (24 facilities).

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million dollar loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal and interest will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of September 30, 2025, the rate was 7.24%). As of September 30, 2025 and December 31, 2024, total outstanding principal amount was $59 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities. See note 7 of the financial statements included in Part I to this Form 10-Q.

The two credit facilities closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20.0 million. As of September 30, 2025, the Company was in compliance with the loan covenants.

The credit facility that closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30.0 million. As September 30, 2025, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness (continued)

Outstanding Bond Debt

As of September 30, 2025, the Company had outstanding Series A, Series B, Series C and Series D Bonds.

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

As of September 30, 2025, the outstanding balance of the Series A Bonds was NIS 302.2 million ($91.4 million),

The Series A Bonds are traded on the TASE.

Series B Bonds

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312.0 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing.

As of September 30, 2025, the outstanding balance of the Series B Bonds was NIS 312.0 million ($94.4 million).

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

As of September 30, 2025, the outstanding principal amount of the Series C Bonds was NIS 247.9 million ($75.0 million).

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

As of September 30, 2025, the Series D Bonds had an outstanding principal balance of approximately NIS 175.8 ($53.2 million).

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

Summary of fixed and variable loans

	September 30,	December 31,
	2025	2024
	(Amounts in $000s)
Fixed rate loans	$617,551	$475,494
Variable rate loans	161,808	198,441
Gross Note payable and senior debt	$779,359	$673,935

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

The following table reconciles our calculations of FFO and AFFO for the nine and three months ended September 30, 2025 and 2024, to net income the most directly comparable GAAP financial measure, for the same periods (in thousands except for per share amounts):

FFO and AFFO

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
(dollars in $1,000s)
Net income	$24,526	$19,933	$8,873	$6,901
Loss from real estate disposition	12	-	12	-
Depreciation and amortization	34,404	24,666	11,810	8,341
Funds from operations	58,942	44,599	20,695	15,242
FFO per weighted average common share and OP units	1.06	0.87	0.37	0.29
Adjustments to FFO:
Straight-line rent	(5,589)	(3,001)	(2,567)	(967)
Funds from operations, as adjusted	$53,353	$41,598	$18,128	$14,275
Adjusted FFO per weighted average common share and OP units	0.96	0.81	0.33	0.28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

On November 4, 2025, the Company entered into a purchase agreement for a skilled nursing facility with 60 licensed beds near Grove, Oklahoma. The acquisition is for $3.0 million. The Company will fund the acquisition utilizing cash from the condensed consolidated balance sheet. The initial annual base rents will be $0.3 million dollars and subject to 3% annual rent increases. The Company expects to close this acquisition before year-end.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Annual Report on 10-K filed on March 13, 2025 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2025.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of September 30, 2025, we had $91.4 million outstanding under our Series A Bonds, which bear interest at a fixed 6.97% per annum, we had $94.4 million outstanding under our Series B Bonds, which bear interest at a fixed rate of 6.70% per annum, we had $75.0 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $53.2 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $465.4 million in senior debt and note payable, of which $161.8 million (20.8% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin. At September 30, 2025, one-month SOFR was 4.24%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No redemptions occurred in the nine month ended September 30, 2025.

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

Strawberry Fields REIT, Inc.

Date: November 6, 2025	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: November 6, 2025	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

