Form 10-Q
period 2026-03-31
Strawberry Fields REIT, Inc.
filed 2026-05-08
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,426,610 shares of common stock, $0.0001 par value, issued and outstanding as of May 8, 2026.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net	$677,911	$687,151
Cash and cash equivalents	36,551	31,812
Restricted cash and equivalents	33,107	34,946
Straight-line rent receivable, net	36,893	34,804
Operating lease right of use lease assets	760	851
Goodwill, other intangible assets and lease rights	66,139	68,352
Deferred financing expenses	5,258	5,358
Notes receivable, net	20,978	20,821
Other assets	1,034	1,130
Total Assets	$878,631	$885,225

Liabilities
Accounts payable and accrued liabilities	$16,094	$22,369
Bonds, net	333,945	330,612
Note payable	40,428	42,624
Senior debt	413,599	417,262
Operating lease liabilities	760	851
Other liabilities	23,171	20,983
Total Liabilities	$827,997	$834,701
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 13,398,307 and 13,257,425 shares issued and outstanding	1	1
Additional paid in capital	19,131	18,554
Accumulated other comprehensive loss	(8,278)	(7,682)
Retained earnings	1,373	1,233
Total Stockholders’ Equity	$12,227	$12,106
Non-controlling interest	$38,407	$38,418
Total Equity	$50,634	$50,524
Total Liabilities and Equity	$878,631	$885,225

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Revenues
Rental revenues	$39,984	$37,333

Expenses:
Depreciation	$9,240	$8,682
Amortization	2,213	2,588
General and administrative expenses	2,522	2,057
Property taxes	3,737	3,651
Facility rent expenses	129	149
Total expenses	$17,841	$17,127

Income from operations	22,143	20,206

Interest expense, net	$(12,086)	$(12,636)
Amortization of deferred financing costs	(201)	(200)
Mortgage insurance premium	(382)	(387)
Total interest expense	$(12,669)	$(13,223)
Other Income	$-	$8
Net income	$9,474	$6,991
Less:
Net income attributable to non-controlling interest	7,194	5,407
Net income attributable to common stockholders	2,280	1,584
Other comprehensive income:
(Loss) gain due to foreign currency translation	(2,475)	4,074
Comprehensive income attributable to non-controlling interest	1,879	(3,151)
Comprehensive income	$1,684	$2,507
Net income attributable to common stockholders	2,280	1,584
Basic and diluted income per common share	$0.17	$0.13
Weighted average number of common shares outstanding	13,344,741	12,196,122

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s, except share data)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571
Issuance of common stock in exchange for OP units (unaudited)	250,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	190,972	-	2,244	-	-	-	2,244
Employee common stock bonus (unaudited)	6,450	-	72	-	-	-	72
OP Units Retirement	-	-	-	-	-	(2,026)	(2,026)
Dividends (unaudited)	-	-	-	-	(1,714)	-	(1,714)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	923	-	3,151	4,074

Reallocation of non-controlling interest (unaudited)	-	-	(1,659)	-	-	1,659	-
Net income (unaudited)	-	-	-	-	1,584	5,407	6,991
Balance, March 31, 2025 (unaudited)	12,509,731	$1	$17,192	$1,263	$1,162	$67,574	$87,192

Balance, December 31, 2025	13,257,425	$1	$18,554	$(7,682)	$1,233	$38,418	$50,524

Issuance of common stock in exchange for OP units (unaudited)	100,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	34,207	-	441	-	-	-	441
Employee common stock bonus (unaudited)	6,675	-	88	-	-	-	88
Stock Based Compensation (unaudited)	-	-	-	-	-	1,500	1,500
Dividends (unaudited)	-	-	-	-	(2,140)	-	(2,140)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,778)	(6,778)
Net change in foreign currency translation (unaudited)	-	-	-	(596)	-	(1,879)	(2,475)
Reallocation of non- controlling interest (unaudited)	-	-	48	-	-	(48)	-
Net income (unaudited)	-	-	-	-	2,280	7,194	9,474
Balance, March 31, 2026 (unaudited)	13,398,307	$1	$19,131	$(8,278)	$1,373	$38,407	50,634

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$9,474	$6,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,453	11,270
Amortization of bond issuance costs	684	973
Amortization of deferred financing costs	201	200
Stock based compensation	1,588	72
Decrease (increase) in other assets	96	(285)
Amortization of right of use assets	91	87
Foreign currency translation adjustments	174	(655)
Increase in straight-line rent receivables	(2,089)	(1,457)
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(4,087)	1,857
Decrease of operating lease liabilities	(91)	(87)
Net cash provided by operating activities	$17,494	$18,966

Cash flow from investing activities:
Purchase of real estate investments	$-	$(29,000)
(Increase) decrease in notes receivable	(157)	237
Net cash used in investing activities	$(157)	$(28,763)

Cash flows from financing activities:
Proceeds from issuance ATM Sales, net	$441	$2,244
Deferred financing costs	(101)	-
Repayment of senior debt	(3,663)	(3,269)
Repayment of Note Payable	(2,196)	(1,988)
Payment of dividends	(2,140)	(1,714)
Non-controlling interest distributions	(6,778)	(6,020)
OP Unit Retirement	-	(2,026)
Net cash used in financing activities	$(14,437)	$(12,773)
Increase (decrease) in cash and cash equivalents and restricted cash and equivalents	$2,900	$(22,570)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$66,758	$93,656
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$69,658	$71,086

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued

(Amounts in $000’s)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$14,949	$16,126
Supplemental schedule of noncash activities:
Accumulated other comprehensive income:
Foreign currency translation adjustments	$(2,475)	$4,074
Note payable in exchange for acquisition of intangible asset	$-	$50,880
Transfer of accrued stock based compensation to equity	$1,615	$-

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all of its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership (“OP”). The Company owns approximately 24.2% and 24.0% of the outstanding OP units as of March 31, 2026 and December 31, 2025 respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of March 31, 2026, the Company’s portfolio consists of 132 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2025, the company owned 132 properties and leased one property that it in turn subleased to a tenant that operates the facility. The current portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2026, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on a condensed consolidated balance sheet. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 75.8% and 76.0% of the outstanding OP Units issued by the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively. OP Units are exchangeable 1 to 1 with shares of common stock. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On March 31, 2026 and December 31, 2025, the Company had $55.8 million and $53.1 million, respectively, on deposit in excess of federally insured limits.

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

Allowance for Credit Losses

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

The Company maintains an allowance for credit losses for straight-line rent receivables resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight-line rent receivables, the Company’s assessment is based on amounts estimated to be recoverable over the lease term.

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

On March 31, 2026 and December 31, 2025, the Company held six notes receivable with an outstanding balance of $21.0 and $20.8 million, respectively. The notes have maturities ranging from 2026 through 2046, and interest rates ranging from 2% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of March 31, 2026.

Market Concentration Risk

As of March 31, 2026 and December 31, 2025, the Company owned 132 properties and leased one property. The facilities are located in 10 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing and assisted living beds or 27.1% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 21.8% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At March 31, 2026 and 2025, there were 42,362,059 and 42,999,908 OP units outstanding which were potentially dilutive securities. During the three month periods ended March 31, 2026 and 2025, the assumed conversion of the OP units had no impact on basic income per share.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive loss, a component of equity on the condensed consolidated balance sheets.

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

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

On March 31, 2026 and December 31, 2025, the Company had one property included in real estate investments which was held for sale and carried at the lower of their net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective January 1, 2028. The Company is currently evaluating this ASU’s impact on the condensed consolidated results of operations and financial condition

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	March 31,	December 31,
	2026	2025
	(amounts in $000’s)
Escrow with Trustee	$2,188	$2,170
MIP escrow accounts	972	790
Other escrow and debt deposits	708	270
Property tax and insurance escrow	3,592	6,815
Interest and expense reserve bonds escrow	12,797	12,696
HUD replacement reserves	12,850	12,205
Total restricted cash and equivalents	$33,107	$34,946

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

NOTE 4. Real Estate Investments, net

There were no acquisition of properties during the three month period ending March 31, 2026.

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

Real estate investments consist of the following:

	Estimated Useful Lives	March 31, 2026	December 31, 2025
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$773,555	$773,555
Equipment and personal property	2-18	123,072	123,072
Land	-	72,586	72,586
		969,213	969,213
Less: accumulated depreciation		(291,302)	(282,062)
Real estate investments, net		$677,911	$687,151

For the three-month periods ended March 31, 2026 and March 31, 2025, total depreciation expense was $9.2 million and $8.7 million, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Acquisition of lease rights	-	50,880	50,880
Amortization	-	(2,588)	(2,588)
Balances, March 31, 2025
Gross	1,323	129,457	130,780
Accumulated amortization	-	(54,541)	(54,541)
Net carrying amount	$1,323	74,916	76,239

Balances, December 31, 2025
Gross	$1,323	129,457	130,780
Accumulated amortization	-	(62,428)	(62,428)
Net carrying amount	1,323	67,029	68,352
Amortization	-	(2,213)	(2,213)
Balances, March 31, 2026
Gross	1,323	129,457	130,780
Accumulated amortization	-	(64,641)	(64,641)
Net carrying amount	$1,323	64,816	66,139

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2026 (nine months)	5,983
2027	7,949
2028	7,564
2029	7,488
2030	7,488
Thereafter	28,344
Total	$64,816

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of March 31, 2026, and December 31, 2025, the Company had leased 133 properties, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of March 31, 2026, and December 31, 2025, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	March 31,	December 31,
	2026	2025
Cumulative number of properties	133	133
Cumulative number of operational beds	15,602	15,602

The following table provides additional information regarding the properties/facilities leased by the Company as of March 31, 2026:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	477	5	-	5
Texas	839	6	-	6
Missouri	1,921	18	-	18
Kansas	354	6	-	6
Total properties	15,602	132	1	133

Facility Type
Skilled Nursing Facilities	15,195	130	1	131
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Total facilities	15,602	142	1	143

As of March 31, 2026, total future minimum rental revenues for the Company’s tenants are as follows :

Year	Amount
(Amounts in $000s)

2026 (nine months)	101,097
2027	137,720
2028	135,913
2029	130,132
2030	131,164
Thereafter	391,594
Total	$1,027,620

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases (Cont.)

The following table provides summary information regarding the number of operational beds associated with a property leased by the Company and subleased to third-party operators:

	March 31,	December 31,
	2026	2025
Number of facilities leased and subleased to third parties	1	1
Number of operational beds	68	68

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Three Month Period ended March 31,
	2026	2025
Operating lease cost	$99	$99

	March 31, 2026	December 31, 2025
Operating lease right of use assets	$760	$851
Operating lease liabilities	$760	$851
Weighted average remaining lease term-operating leases (in years)	2.0	2.2
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of March 31, 2026, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $000’s)
2026 (nine months)	297
2027	397
2028	99
Total	$793
Less Interest	(33)
Total operating lease liability	$760

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expenses under the leases for the three-month periods ended March 31, 2026 and 2025, were $56,000 and $55,000, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt

Bonds, Note Payable and Other Debt consist of the following:

	Weighted Interest Rate at March 31,	March 31,	December 31,
	2026	2026	2025
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$252,028	$254,085
Bank loans	6.98%	161,571	163,177
Series A, B, C and D Bonds	7.04%	337,405	334,766
Note Payable	10.00%	40,428	42,624
Gross Bonds, Note Payable, and other Debt		$791,432	$794,652
Debt issuance costs		(3,460)	(4,154)
Net Bonds, Note Payable, and other Debt		$787,972	$790,498

Principal payments on the Bonds, Note Payable and Other Debt payable through maturity are as follows (amounts in $000s):

Year Ending December 31,	Amount

2026 (nine months)	254,849
2027	83,322
2028	63,447
2029	170,734
2030	9,483
Thereafter	209,597
Total	$791,432

Debt Covenant Compliance

As of March 31, 2026 and December 31, 2025, the Company was party to approximately 45 outstanding credit related instruments, respectively. These instruments included note payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of March 31, 2026, the Company was in compliance with all financial and administrative covenants.

Senior Debt—Mortgage Loans Guaranteed by HUD

As of March 31, 2026, and December 31, 2025, the Company had HUD guaranteed mortgage loans from financial institutions of $252 million and $254 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of March 31, 2026 and December 31, 2025 was 3.91%, respectively (including the mortgage insurance premium).

Senior Debt – Commercial Bank Mortgage Loan Facility

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor of 4% (as of March 31, 2026, the rate was 7.18%). On June 30, 2025, the company paid down $30.0 million dollars of the outstanding loan. As of March 31, 2026 and December 31, 2025, the total outstanding balance was $60.2 million and $61.2 million, respectively. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay certain bank loans not secured by HUD guaranteed mortgages.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest only for the first 12 months and principal and interest thereafter based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of March 31, 2026, the rate was 7.18%). On December 17, 2024, the company paid down $24 million dollars of the outstanding loan. As of March 31, 2026, and December 31, 2025, total outstanding balance was $40.0 million and $40.3 million, respectively. This loan is collateralized by 19 properties owned by the Company.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million loan that previously existed on the property. The loan bears a fixed 6.25% annual interest rate. The loan term matures on April 23, 2026. As of March 31, 2026, and December 31, 2025, the outstanding balance of the loan was $2.7 million, respectively.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal and interest that began in January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate is based on the one-month SOFR plus a margin of 3.0% and a floor of 4% (as of March 31, 2026, the rate was 6.68%). As of March 31, 2026, and December 31, 2025, total outstanding principal amount was $58.6 and $59.0 million, respectively. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

The two credit facilities that closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20 million. As of March 31, 2026, the Company was in compliance with the loan covenants.

The credit facility closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30 million. As of March 31, 2026, the Company was in compliance with the loan covenants.

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

As of March 31, 2026 and December 31, 2025 the outstanding balance of the Series A Bonds was $95.5 million and $94.7 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $174 million).

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

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

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. On December 16, 2025, Strawberry Fields REIT issued additional Series B Bonds with a par value of NIS 30.0 million (gross). The bonds were issued at 99.21 and raised a net amount of NIS 29.4 million ($9.2 million), offering and issuance costs of approximately $.02 million incurred at closing. As of March 31, 2026, and December 31, 2025, the outstanding balance of the Series B Bonds was $108.1 million and $107.2 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Financial Covenants (Cont.)

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

Change of Control

The holders of the majority of the Series B Bonds may accelerate repayment of the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series B Bonds.

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

Series C Bonds

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds, offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds, offering and issuance costs of approximately $0.8 million were incurred at closing. At March 31, 2026 and December 31, 2025 the total Series C Bond outstanding was $78.3 million and $77.7 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

As of March 31, 2026, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds.

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

Additional Bonds

The BVI Company can issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 630 million (or $199 million).

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

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

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

As of March 31, 2026 and December 31, 2025, the outstanding balance of the Series D Bonds were $55.5 million and $55.1 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of March 31, 2026.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $142 million).

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

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

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

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million dollar note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%. As of March 31, 2026, the outstanding balance of the note payable was $40.4 million.

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice.

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

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, with no substantive movement on the matter to date. In April of 2024, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a fourth complaint in the Circuit Court in Pulaski County, Arkansas. This fourth complaint had nearly identical claims as the federal case and the Illinois state court matter. In November 2024, the court dismissed all rescission claims, finding plaintiffs had an adequate remedy at law in the form of monetary damages, ordered dissolution of a lis pendens plaintiffs had filed against certain properties, and identified additional pleading deficiencies in the complaint. The court granted plaintiffs leave to amend, and plaintiffs filed a second amended complaint. On March 10, 2026, the court dismissed the second amended complaint with prejudice as to all defendants, finding that plaintiffs failed to cure the previously identified deficiencies. The court also denied plaintiffs’ motion for a temporary and permanent restraining order, finding no irreparable harm, an adequate remedy at law, and no likelihood of success on the merits. The dismissal with prejudice bars plaintiffs from refiling these claims, subject to any appeal. The Plaintiffs have filed an appeal.

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants’ alleged failure to perform certain post-closing obligations under the purchase contracts. We had potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership was potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. As described above, the federal action was dismissed for lack of subject matter jurisdiction, the first Arkansas action was dismissed without prejudice, the Illinois state court action has been dismissed, and the second Arkansas action (filed April 2024) was dismissed with prejudice on March 10, 2026. The Plaintiffs have appealed the Arkansas trial court decision.

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

The Predecessor Company has instituted legal proceedings to collect the outstanding amount of these loans and to assert related claims against the sellers and their principals for the unpaid principal balances as well as protective advances and collection costs. In connection with enforcing their rights, in July 2022, the Company foreclosed, and (as lender) sold four of the five properties at auction for the total amount of $4.4 million. In December 2022, the Company took title on the fifth property with an estimated fair value of $1.2 million.

NOTE 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares have been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of March 31, 2026, 961,975 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. On January 16, 2026, 6,675 shares were used from the incentive plan as an employee bonus.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of March 31, 2026, the Company had purchased 319,584 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase price of $3.2 million.

As of March 31, 2026, there were a total of 13,398,307 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 5,600 stockholders of record, including certain affiliates of the Company who held 1,086,883 of these shares.

As of March 31, 2026, there were 42,362,059 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 42,362,059 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of March 31, 2026.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of March 31, 2026 and December 31, 2025, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 64 tenants out of 144 who were related parties as of March 31, 2026 and 66 tenants out of 144 who were related parties as of December 31, 2025. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of March 31, 2026, in these states, the Company leased 41, 15, and 8 facilities, respectively to related parties.

Balances with Related Parties

	March 31, 2026	December 31, 2025
	(amounts in $000s)
Straight-line rent receivable	$17,136	$16,324
Tenant portion of replacement reserve	$9,474	$8,759
Notes receivable	$5,823	$5,823

Payments from and to Related Parties

	Three Months ended March 31,
	2026	2025
	(amounts in $000s)
Rental income received from related parties	$17,549	17,445

Other Related Party Relationships

On March 31, 2026 and December 31, 2025, the Company had approximately $0.3 million and $0.8 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board and CEO of OptimumBank, and Mr. Blisko is a director.

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

		March 31, 2026		December 31, 2025
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and other debt	3	$791,432	$795,750	$794,652	$802,800
Notes receivable	3	$20,978	$20,235	$20,821	$20,462

The fair value of the bonds, note payable, and other debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On April 20, 2026, the Company entered into an asset purchase agreement to acquire a healthcare property with 99 licensed SNF beds and 60 hospital beds near Marshall, Missouri. The acquisition is expected to be approximately $8.6 million. The proposed acquisition is subject to approval by the applicable bankruptcy court and satisfaction of customary closing conditions. The Company expects to close on the property in the second quarter of 2026.

NOTE 15. Financing Income (Expenses), Net

	Three months ended March 31,
	2026	2025
	(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(6,497)	$(4,482)
Interest expenses on loans from banks and others	(6,042)	(8,402)
Interest expenses with respect to leases	(8)	(12)
Total financing expenses	$(12,547)	$(12,896)
Financing income	$461	$260
Interest Expense, Net	$(12,086)	$(12,636)

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 133 healthcare properties with an aggregate of 15,602 licensed beds. We hold fee title to 132 of these properties and hold one property under long-term leases. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of March 31, 2026, the aggregate annualized average base rent under the leases for our properties was approximately $142.7 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 24.2% of the outstanding OP units.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Operating Results

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025:

	Three Months Ended March 31,		Increase /	Percentage
(amounts in thousands except per share data)	2026	2025	(Decrease)	Difference
Revenues:
Rental revenues	$39,984	$37,333	$2,651	7.1%

Expenses:
Depreciation	9,240	8,682	558	6.4%
Amortization	2,213	2,588	(375)	(14.5)%
General and administrative expenses	2,522	2,057	465	22.6%
Property and other taxes	3,737	3,651	86	2.4%
Facility rent expenses	129	149	(20)	(13.4)%
Total Expenses	17,841	17,127	714	4.2%
Interest expense, net	12,086	12,636	(550)	(4.4)%
Amortization of deferred financing costs	201	200	1	0.5%
Mortgage insurance premium	382	387	(5)	(1.3)%
Total Interest Expenses	12,669	13,223	(554)	(4.2)%
Other Income	-	8	(8)	(100.0)%
Net income	9,474	6,991	2,483	35.5%

Net income attributable to non-controlling interest	7,194	5,407	1,787	33.0%
Net income attributable to common stockholders	2,280	1,584	696	43.9%
Basic and diluted income per common share	$0.17	$0.13	$0.04	31.5%

Rental revenues: The increase in rental revenues of $2.7 million or 7.1%, compared to the March 31, 2025, is primarily due to rental income received from the new acquisitions to the Texas and Missouri master leases.

Depreciation and Amortization: The increase in depreciation of $0.6 million or 6.4% compared to March 31, 2025 is related to depreciation on the 20 properties purchased in 2025. The increase was offset by assets that fully depreciated in 2025. The $0.4 million or (14.5)% decrease in amortization is due to intangible assets being fully amortized.

General and administrative: March 31, 2026 expenses increased by $0.4 million or 22.6% compared to March 31, 2025. The increase is driven by higher professional fees, corporate salaries and other operating expenses.

Interest expense, net: The March 31, 2026 decrease in interest expense of $0.6 million or (4)% compared to March 31, 2025, is primarily related to lower interest payments on our commercial loans and note payable along with higher interest income.

Net Income: The increase in net income from $6.9 million during the quarter ended March 31, 2025 to $9.5 million for the quarter ended March 31, 2026 is primarily due to increases in rental revenues by the new acquisitions from the last year.

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

As of March 31, 2026, we had cash and cash equivalents and restricted cash and equivalents of $69.7 million. We also had the ability to offer an additional Series A Bonds from the current outstanding of $95.5 million up to $173.8 million. Series C Bonds from the current outstanding of $78.3 million up to $199.1 million and the ability to offer additional Series D Bonds from the current outstanding of $55.5 million up to $142.2 million. Bond B does not have a ceiling for additional issuances; however, the series is subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of March 31, 2026, on a condensed consolidated basis, we had total indebtedness of approximately $791.4 million, consisting of $252.0 million in HUD guaranteed debt, $337.4 million in net Series A, Series B, Series C Bonds and Series D bonds outstanding, $161.6 million in commercial mortgages loans and $40.4 million note payable. Under our Bonds and our commercial mortgages loans, we are subject to continuing covenants. Future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2029 there are balloon payment obligations consisting of three payments of $95.5 million, $78.3 million, and $55.5 million, due under the Series A Bonds, Series C Bonds, and Series D bonds in 2026, and $95.1 million due under Bond B in 2029, respectively, and payments of $56.1 million, $36.6 million and $52.3 million due under our three commercial bank term loans due in 2027, 2028, and 2029, respectively. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

(amounts in thousands)
Net cash provided by operating activities	$17,494	$18,966
Net cash used in investing activities	(157)	(28,763)
Net cash used in financing activities	(14,437)	(12,773)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,900	(22,570)
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	66,758	93,656
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$69,658	$71,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows (continued)

Net cash provided by operating activities for the three months ended March 31, 2026, was $17.4 million. This is a $1.6 million change from March 31, 2025, that is comprised of net earnings of $9.4 million, a $2.5 million change. Offset by a decrease in accounts payable, accrued liabilities and other liabilities of $4.1 million. Net cash provided by operating activities for the three months ended March 31, 2025, was $19 million. It was comprised of net earnings of $7.0 million and depreciation and amortization of $11.3 million and an increase in accounts payable and accrued liabilities and other liabilities of $1.9 million. These amounts were offset by an increase in straight-line rent of $1.5 million.

Cash used for investing activities for the three months ended March 31, 2026 was ($0.1) million. There were no purchases in real estate investments but a slight increase in notes receivable. Cash used for investing activities for the three months ended March 31, 2025 was $28.7 million. This consists of $29.0 million in real estate investments offset by a slight decrease in notes receivable.

Cash flows used for financing activities for the three months ended March 31, 2026 was $14.3 million. This reflects a change of $1.5 million from the same period in 2025. It is caused from $1.8 million less of ATM proceeds, higher non-controlling interest distributions of $0.7 million, higher senior debt and note payable payments of $0.6 million, and a higher dividend payments of $0.3 million. This is offset by a decrease in OP unit retirement of $2.0 million. Cash flows used for financing activities for the three months ended March 31, 2025 was $12.8 million. The balance includes funds for $6.0 million in non-controlling interest distributions, $3.3 million in repayment of senior debt, $2.0 million for the repayment of the note payable, $2.0 million for OP unit retirements and $1.7 million in dividend payments on common stock. These cash outflows were offset by $2.2 million in ATM proceeds received in the quarter.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of March 31, 2026, we had non-recourse mortgage loans of $252.0 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of March 31, 2026, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 21 years.

Commercial Bank Term Loans

On March 21, 2022, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $105 million. The facility provides for monthly payments of principal and interest based on a 20-year amortization with a balloon payment due in March 2027. The rate is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.5% and a floor 4% (as of the December 31, 2025 the rate was 7.18%). As of March 31, 2026, total outstanding principal amount was $60.2 million. This loan is collateralized by 21 properties owned by the Company. The loan proceeds were used to repay the Series B Bonds and prepay commercial loans not secured by HUD guarantees. The Company recognized a foreign currency transaction loss of approximately $10.1 million in connection with the repayment of the Series B Bonds during the year ended December 31, 2022.

On August 25, 2023, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $66 million. The facility provides for monthly payments of interest and payment of principal and interest thereafter, began in August 2024 based on a 20-year amortization with a balloon payment due in August 2028. The rate is based on the one-month SOFR plus a margin of 3.5% and a floor of 4% (as of the March 31, 2026, the rate was 7.18%). As of March 31, 2026, total outstanding principal amount was $40.0 million. This loan is collateralized by 19 properties owned by the Company. The loan proceeds were used to acquire the Indiana facilities.

On December 19, 2024, the Company closed a mortgage loan facility with a commercial bank pursuant to which the Company borrowed approximately $59 million. The facility provides for monthly payments of interest and payment of principal will start on January 2026 based on a 20-year amortization with a balloon payment due in December 2029. The rate and interest is based on the one-month Secured Overnight Financing Rate SOFR plus a margin of 3.0% and a floor of 4% (as of March 31, 2026, the rate was 6.68%). As of March 31, 2026, total outstanding principal amount was $58.6 million. This loan is collateralized by 8 properties owned by the Company. The loan proceeds were used to acquire the Missouri facilities.

The two credit facilities closed in March 21, 2022 and August 25, 2023 are subject to financial covenants which are consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.20 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $20,000,000. As of March 31, 2026, the Company was in compliance with the loan covenants.

The credit facility closed on December 19, 2024 is subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the ratio of the Company’s net operating income to its debt service after dividend distribution is at least 1.05 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30,000,000. As of March 31, 2026, the Company was in compliance with the loan covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Indebtedness (continued)

Outstanding Bond Debt

As of March 31, 2026, the Company had outstanding Series A, Series B, Series C Bonds and Series D Bonds.

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

As of March 31, 2026, the outstanding balance of Series A Bonds was NIS 302.2 million ($95.5 million)

The Series A Bonds are traded on the TASE

Series B Bonds

In June 2025, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series B Bonds with a par value of NIS 312 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. In December 2025, the Company issued an additional NIS 30.0 million ($9.4 million) in Series B Bonds. At March 31, 2026, the outstanding balance of Series B Bonds was $108.1 million.

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

 As of March 31, 2026, the outstanding principal amount of the Series C Bonds was NIS 247.9 million ($78.3 million).

The Series C Bonds are traded on the TASE.

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

As of March 31, 2026, the Series D Bonds had an outstanding principal balance of approximately NIS 175.8 ($55.5 million).

Summary of fixed and variable loans

	March 31, 2026	December 31, 2025
	(Amounts in $000s)
Fixed rate loans	$632,661	$634,168
Variable rate loans	158,771	160,484
Gross Note Payable and other Debt	$791,432	$794,652

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

The following table reconciles our calculations of FFO and AFFO for the three months ended March 31, 2026 and 2025, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Three Months Ended March 31,
	2026	2025
(dollars in $000s)
Net income	$9,474	$6,991
Depreciation and amortization	11,453	11,270
Funds from Operations	20,927	18,261
FFO per weighted average common share and OP Units	0.38	0.33
Adjustments to FFO:
Straight-line rent	(2,089)	(1,457)
Funds from Operations, as Adjusted	$18,838	$16,804
Adjusted FFO per weighted average common share and OP Units	0.34	0.30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent Events

On April 20, 2026, the Company entered into an asset purchase agreement to acquire a healthcare property with 99 licensed SNF beds and 60 hospital beds near Marshall, Missouri. The acquisition is expected to be approximately $8.6 million. The proposed acquisition is subject to approval by the applicable bankruptcy court and satisfaction of customary closing conditions. The Company expects to close on the property in the second quarter of 2026.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Annual Report on 10-K filed on March 19, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2026.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of March 31, 2026, we had $95.5 million in Series A Bonds which bear interest at a fixed rate of 6.97%, $108.1 million in Series B Bonds which bear interest at a fixed rate of 6.70%, $78.3 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 5.7% per annum, $55.5 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $413.6 million in senior debt notes, of which $158.8 million (20.1% of total debt) bear interest at variable rate equal to one month SOFR plus a margin. At March 31, 2026, one month SOFR was 3.68%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2020, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a second complaint in the Circuit Court in Pulaski County, Arkansas. The second complaint had nearly identical claims as the federal case but was limited to matters related to the Predecessor Company’s acquisition of properties located in Arkansas. The sellers, which were affiliates of Skyline Health Care, had encountered financial difficulties and requested the Predecessor Company to acquire these properties. The defendants have filed an answer denying the plaintiffs’ claims and asserting counterclaims based on breach of contract. This case has been dismissed without prejudice.

In April 2024, they filed yet another complaint in Arkansas, and this time dealing with the properties located in Arkansas, Kentucky and Massachusetts. There has been some motion practice where the Court dismissed some of the Plaintiff’s remedies and claims.

In January 2021, Joseph Schwartz, Rosie Schwartz and certain companies owned by them filed a third complaint in Illinois state court in Cook County, Illinois, which has nearly identical claims to the initial federal case, but was limited to claims related to the Kentucky and Massachusetts properties. The complaint has not been properly served on any of the defendants, and, accordingly, the defendants did not respond to the complaint. Instead, the defendants filed a motion to quash service of process. On January 11, 2023, the Cook County Circuit Court entered an order granting such motion, quashing service of process on all defendants. In March 2023, the plaintiffs filed a new complaint and again attempted to serve it on the defendants. It is the defendants’ position that service was (once again, potentially) defective and sought a dismissal of the matter for want of prosecution by Joseph Schwartz, Rosie Schwartz and certain companies owned by them. The dismissal was granted, but has been appealed to the Illinois Appellate Court, with no substantive movement on the matter to date. In April of 2024, Joseph Schwartz, Rosie Schwartz and several companies controlled by them filed a fourth complaint in the Circuit Court in Pulaski County, Arkansas. This fourth complaint had nearly identical claims as the federal case and the Illinois state court matter. In November 2024, the court dismissed all rescission claims, finding plaintiffs had an adequate remedy at law in the form of monetary damages, ordered dissolution of a lis pendens plaintiffs had filed against certain properties, and identified additional pleading deficiencies in the complaint. The court granted plaintiffs leave to amend, and plaintiffs filed a second amended complaint. On March 10, 2026, the court dismissed the second amended complaint with prejudice as to all defendants, finding that plaintiffs failed to cure the previously identified deficiencies. The court also denied plaintiffs’ motion for a temporary and permanent restraining order, finding no irreparable harm, an adequate remedy at law, and no likelihood of success on the merits. The dismissal with prejudice bars plaintiffs from refiling these claims, subject to any appeal. The Plaintiffs have filed an appeal.

In each of these complaints, the plaintiffs asserted claims for fraud, breach of contract and rescission arising out of the defendants’ alleged failure to perform certain post-closing obligations under the purchase contracts. We had potential direct exposure for these claims because the subsidiaries of the Predecessor Company that were named as defendants are now subsidiaries of the Operating Partnership. Additionally, the Operating Partnership was potentially liable for the claims made against Moishe Gubin, Michael Blisko and the Predecessor Company pursuant to the provisions of the contribution agreement, under which the Operating Partnership assumed all the liabilities of the Predecessor Company and agreed to indemnify the Predecessor Company and its affiliates for such liabilities. As described above, the federal action was dismissed for lack of subject matter jurisdiction, the first Arkansas action was dismissed without prejudice, the Illinois state court action has been dismissed, and the second Arkansas action (filed April 2024) was dismissed with prejudice on March 10, 2026. The Plaintiffs have appealed the Arkansas trial court decision.

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

The Predecessor Company has instituted legal proceedings to collect the outstanding amount of these loans and to assert related claims against the sellers and their principals for the unpaid principal balances as well as protective advances and collection costs. In connection with enforcing their rights, in July 2022, the Company foreclosed, and (as lender) sold four of the five properties at auction for the total amount of $4.4 million. In December 2022, the Company took title on the fifth property with an estimated fair value of $1.2 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first quarter of 2026.

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

Strawberry Fields REIT, Inc.

Date: May 8, 2026	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: May 8, 2026	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

