Form 10-Q
period 2026-06-30
Strawberry Fields REIT, Inc.
filed 2026-08-06
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,157,336 shares of common stock, $0.0001 par value, issued and outstanding as of August 6, 2026.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net	$664,327	$687,151
Cash and cash equivalents	42,153	31,812
Restricted cash and equivalents	35,458	34,946
Straight-line rent receivable, net	38,894	34,804
Right of use lease asset	669	851
Goodwill, other intangible assets and lease rights	64,152	68,352
Deferred financing expenses	6,462	5,358
Note receivable, net	24,171	20,821
Other assets	2,169	1,130
Total Assets	$878,455	$885,225

Liabilities
Accounts payable and accrued liabilities	$20,708	$22,369
Bonds, net	351,870	330,612
Note payable	38,177	42,624
Senior debt	412,589	417,262
Operating lease liability	669	851
Other liabilities	21,809	20,983
Total Liabilities	$845,822	$834,701
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 14,069,238 shares and 13,257,425 issued and outstanding	1	1
Additional paid in capital	20,841	18,554
Accumulated other comprehensive loss	(13,824)	(7,682)
Retained earnings	1,238	1,233
Total Stockholders’ Equity	$8,256	$12,106
Non-controlling interest	$24,377	$38,418
Total Equity	$32,633	$50,524
Total Liabilities and Equity	$878,455	$885,225

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(unaudited)

(Amounts in $000’s, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Revenues
Rental revenues	$80,033	$75,193	$40,049	$37,861

Expenses:
Depreciation	$18,423	$17,377	$9,183	$8,695
Amortization	4,200	5,217	1,987	2,629
General and administrative expenses	5,769	4,056	3,247	1,999
Property taxes	7,699	7,425	3,962	3,775
Facility rent expenses	304	294	175	147
Total expenses	$36,395	$34,369	$18,554	$17,245
Income from operations	43,638	40,824	21,495	20,616

Interest expense, net	$(23,906)	$(24,001)	$(11,820)	$(11,365)
Amortization of deferred financing costs	(410)	(402)	(209)	(201)
Mortgage insurance premium	(759)	(776)	(377)	(388)
Total interest expense	$(25,075)	$(25,179)	$(12,406)	$(11,954)
Other (loss) income:
Other (loss) income	(151)	8	(151)	-
Net income	$18,412	$15,653	$8,938	$8,662
Less -
Net income attributable to non-controlling interest	(13,974)	(12,113)	(6,780)	(6,706)
Net income attributable to common stockholders	4,438	3,540	2,158	1,956
Other comprehensive loss:
Loss due to foreign currency translation	(25,001)	(16,746)	(22,526)	(20,820)
Comprehensive loss attributable to non-controlling interest	18,859	12,967	16,980	16,118
Comprehensive loss	$(1,704)	$(239)	$(3,388)	$(2,746)
Net income attributable to common stockholders	$4,438	$3,540	2,158	1,956
Basic and diluted income per common share	$.33	$.29	$.16	$.16
Weighted average number of common shares outstanding	13,400,894	12,327,563	13,454,882	12,457,560

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

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, continued

(Amounts in $000’s)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2025	13,257,425	$1	$18,554	$(7,682)	$1,233	$38,418	$50,524
Issuance of common stock in exchange for OP units (unaudited)	100,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	34,207	-	441	-	-	-	441
Employee common stock bonus (unaudited)	6,675	-	88	-	-	-	88
Stock Based Compensation	-	-	-	-	-	1,500	1,500
Dividends (unaudited)	-	-	-	-	(2,140)	-	(2,140)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,778)	(6,778)
Net change in foreign currency translation (unaudited)	-	-	-	(596)	-	(1,879)	(2,475)
Reallocation of non- controlling interest (unaudited)	-	-	48	-	-	(48)	-
Net income (unaudited)	-	-	-	-	2,280	7,194	9,474
Balance, March 31, 2026 (unaudited)	13,398,307	$1	$19,131	$(8,278)	$1,373	$38,407	$50,634

OP Units Converted to Common Stock (unaudited)	573,262	-	-	-	-	-	-
ATM common stock sales (unaudited)	97,669	-	1,294	-	-	-	1,294
Warrants	-	-	3,608	-	-	-	3,608
Stock Based Compensation	-	-	-	-	-	175	175
Dividends (unaudited)	-	-	-	-	(2,293)	-	(2,293)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(7,197)	(7,197)
Net change in foreign currency translation (unaudited)	-	-	-	(5,546)	-	(16,980)	(22,526)
Reallocation of non-controlling interest (unaudited)	-	-	(3,192)	-	-	3,192	-
Net income (unaudited)	-	-	-	-	2,158	6,780	8,938
Balance, June 30, 2026 (unaudited)	14,069,238	$1	$20,841	$(13,824)	$1,238	$24,377	$32,633

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$18,412	$15,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,623	22,594
Amortization of bond issuance costs	1,246	1,380
Stock based compensation	1,763	72
Amortization of deferred financing costs	410	402
Loss on sale of real estate investments	151	-
Increase in other assets	(1,039)	(723)
Amortization of right of use lease asset	182	175
Foreign currency translation adjustments	3,089	4,086
Increase in straight-line rent receivables, net	(4,090)	(3,022)
(Decrease) Increase in accounts payable and accrued liabilities and other liabilities	(835)	8,339
Repayment of operating lease liability	(182)	(175)
Net cash provided by operating activities	$41,730	$48,781

Cash flow from investing activities:
Sale (purchase) of real estate investments	$4,250	$(40,500)
(Increases) decreases in notes receivable	(3,350)	77
Net cash provided by (used in) investing activities	$900	$(40,423)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$52,221	$85,979
Deferred financing cost	(1,514)	-
Proceeds from issuance of ATM sales, net	1,735	2,244
Repayment of bonds	(56,691)	-
Repayment of senior debt	(4,673)	(36,593)
Repayment of note payable	(4,447)	(4,026)
Payment of dividends	(4,433)	(3,456)
Non-controlling interest distributions	(13,975)	(12,040)
OP unit retirement	-	(2,026)
Common stock retirement	-	(652)
Net cash (used in) provided by financing activities	$(31,777)	$29,430
Increase in cash and cash equivalents and restricted cash and equivalents	$10,853	$37,788
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$66,758	$93,656
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$77,611	$131,444

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$37,778	$22,925
Supplemental schedule of noncash activities:
Stock Warrants associated with bond offering	$3,608	$-
Foreign currency translation adjustments	$(25,001)	$(16,746)
Note Payable in exchange for acquisition of intangible asset	$-	$50,880
Transfer of other assets to real estate Investments, net	$-	4,243
Transfer of accrued stock based compensation to equity	$1,500	$-

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 25.3% and 24.0% of the outstanding Operating Partnership units (“OP units”) as of June 30, 2026 and December 31, 2025, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of June 30, 2026, the Company’s portfolio consists of 132 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2025, the Company owned 132 properties and leased one property that it in turn subleased to a tenant that operates the facility. As of June 30, 2026, the portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2026, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on condensed consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 74.7% and 76.0% of the outstanding OP Units issued by the Operating Partnership as of June 30, 2026 and December 31, 2025, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to the non-controlling interest based on the weighted average of OP units outstanding during the period.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with GAAP.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On June 30, 2026 and December 31, 2025, the Company had $61.2 million and $53.1 million, respectively, on deposit in excess of federally insured limits.

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

On June 30, 2026 and December 31, 2025, the Company held five and six notes receivable with an outstanding balance of $24.2 and $20.8 million, respectively. The notes have maturities ranging from 2026 through 2046, and interest rates ranging from 5% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of June 30, 2026.

Market Concentration Risk

As of June 30, 2026 and December 31, 2025, the Company owned 132 and leased 1 property. The facilities are located in 10 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing and assisted living beds or 27.3% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 22.0% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At June 30, 2026 and 2025, there were 41,803,503 and 42,452,408 OP units outstanding and 2,603,936 warrants which were potentially dilutive securities. During the three and six month periods ended June 30, 2026 and 2025 the assumed conversion of the OP units and warrants had no impact on basic and diluted income per share.

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

Real Estate Investments – Held for Sale

As of June 30, 2026 and December 31, 2025, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

Warrants

Warrants issued with our Series C Bonds (Inc) are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes Option pricing model and recorded as a liability on the condensed consolidated balance sheets. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”). If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes Option pricing model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Series C Bonds (Inc). Bonds are recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. The warrant relative fair values are also recorded as a discount to the Series C Bonds (Inc).

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents and escrow deposits:

	June 30,	December 31,
	2026	2025
	(amounts in $000’s)
Escrow with Trustee	$-	$2,170
MIP escrow accounts	1,293	790
Other escrow and debt deposits	708	270
Property tax and insurance escrow	5,670	6,815
Interest and expense reserve bonds escrow	14,162	12,696
HUD replacement reserves	13,625	12,205
Total restricted cash and equivalents	$35,458	$34,946

Escrow with trustee - The Company transfers funds to the trustee for its Series A, B, C (BVI), C (Inc) and D bonds to cover principal and interest payments prior to the payment date.

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

Interest and expense reserve bonds escrow - The indentures for the Series A, B, C (BVI), C (Inc) and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Bonds, Note Payable and Other Debt.

HUD replacement reserves - The Company is required to make monthly payments into an escrow for replacement and improvement of the project assets covered by HUD guaranteed mortgage loans. A portion of the replacement reserves are required to be maintained until the applicable loan is fully paid.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net

Acquisition of Properties

There were no acquisitions of properties during the six month period ending June 30, 2026.

On January 1, 2025, the Company entered into a new master lease for 10 Kentucky properties formally part of the Landmark Master Lease. Base rent is $23.3 million a year and is subject to an increase based on CPI with a minimum increase of 2.50%. The initial lease term is 10 years with four 5-year extension options. Also, as part of the negotiation of the new Kentucky Master Lease, the Company entered into a 5 year note payable with the parent of the Landmark tenant for $50.9 million, included in the note payable in the accompanying condensed consolidated balance sheets.

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

On March 31, 2025, the Company acquired a skilled nursing facility with 100 licensed beds near Oklahoma City, Oklahoma. The acquisition was $5.0 million and was funded utilizing cash from the condensed consolidated balance sheets. The initial term of the lease is 10 years and includes two 5-year extension options. Base rent for the property is $0.5 million annually and is subject to 3% annual increases.

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

On May 11, 2026, the Company sold a skilled nursing facility that was part of 8200 National Drive, a property in Oklahoma that was formally in independent lease, to a third-party operator. The property sold for $4.4 million. A loss of $0.15 million resulted from this sale. The Company still retains ownership interest in the Long-Term Acute Care Hospital that is part of the 8200 National Drive property.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Real estate investments consist of the following:

	Estimated Useful Lives	June 30, 2026	December 31, 2025
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$769,218	$773,555
Equipment and personal property	2-18	123,072	123,072
Land	-	72,524	72,586
		964,814	969,213
Less: accumulated depreciation		(300,487)	(282,062)
Real estate investments, net		$664,327	$687,151

For the three-month periods ended June 30, 2026 and 2025, total depreciation expense was $9.2 million and $8.7 million, respectively. For the six-month periods ended June 30, 2026 and 2025, total depreciation expense was $18.4 million and $17.4 million, respectively.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Acquisition of lease rights	-	50,880	50,880
Amortization	-	(5,217)	(5,217)
Balances, June 30, 2025
Gross	1,323	129,457	130,780
Accumulated amortization	-	(57,170)	(57,170)
Net carrying amount	$1,323	72,287	73,610

Balances, December 31, 2025
Gross	$1,323	129,457	130,780
Accumulated amortization	-	(62,428)	(62,428)
Net carrying amount	1,323	67,029	68,352
Amortization	-	(4,200)	(4,200)
Balances, June 30, 2026
Gross	1,323	129,457	130,780
Accumulated amortization	-	(66,629)	(66,629)
Net carrying amount	$1,323	62,828	64,151

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2026 (six months)	$3,975
2027	7,949
2028	7,564
2029	7,488
2030	7,488
Thereafter	28,364
Total	$62,828

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of June 30, 2026 and December 31, 2025, the Company had leased 133 properties to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of June 30, 2026 and December 31, 2025, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	June 30,	December 31,
	2026	2025
Cumulative number of properties	133	133
Cumulative number of operational beds	15,496	15,602

The following table provides additional information regarding the facilities leased by the Company as of June 30, 2026:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	371	5	-	5
Texas	839	6	-	6
Missouri	1,921	18	-	18
Kansas	354	6	-	6
Total Properties	15,496	132	1	133
Facility Type
Skilled Nursing Facilities	15,089	129	1	130
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Total facilities	15,496	141	1	142

As of June 30, 2026, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2026 (six month period)	$67,770
2027	137,720
2028	135,913
2029	130,132
2030	131,165
Thereafter	404,725
Total	$1,007,425

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Six Month Period ended June 30,		Three Month Period ended June 30,
	2026	2025	2026	2025
Operating lease cost	$199	198	99	99

	June 30, 2026	December 31, 2025
Operating lease right of use asset	$669	$851
Operating lease liability	$669	$851
Weighted average remaining lease term-operating leases (in years)	1.7	2.2
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of June 30, 2026, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2026 (six months)	$206
2027	397
2028	99
Total	$702
Less interest	(33)
Total operating lease liability	$669

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the six-month periods ended June 30, 2026 and 2025, was $112,000 and $110,000, respectively. Rental expense under the leases for the three-month periods ended June 30, 2026 and 2025, were $56,000 and $55,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt

Bonds, Note Payable, and Other Debt consist of the following:

	Weighted Interest Rate at June 30,	June 30,	December 31,
	2026	2026	2025
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$249,954	$254,085
Bank loans	6.40%	162,635	163,177
Series A Inc, B Inc, C (Inc), C (BVI) and D bonds	7.08%	359,477	334,766
Note payable	10.0%	38,177	42,624
Gross bonds, note payable, and senior debt		$810,243	$794,652
Debt issuance costs		(7,607)	(4,154)
Net bonds, note payable, and senior debt		$802,636	$790,498

Principal payments on the Bonds, Note Payable, and Senior Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2026 (six months)	$204,299
2027	27,516
2028	28,969
2029	280,085
2030	57,716
Thereafter	211,658
Total	$810,243

Debt Covenant Compliance

As of June 30, 2026 and December 31, 2025, the Company was party to approximately 44 and 45 outstanding credit related instruments, respectively. These instruments included note payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of June 30, 2026, the Company was in compliance with all financial and administrative covenants.

Senior Debt—Mortgage Loans Guaranteed by HUD

As of June 30, 2026 and December 31, 2025, the Company had HUD guaranteed mortgage loans from financial institutions of $250.0 million and $254.1 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rent and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of June 30, 2026 and December 31, 2025 was 3.91%, respectively (including the mortgage insurance premium).

Senior Debt – Commercial Bank Mortgage Loan Facility

On June 18, 2026, the Company closed two mortgage loan facilities with a commercial bank consisting of a $100.0 million term loan facility and a Revolving Line of Credit (“RLOC”) facility with commitments of up to $200.0 million. At closing, the Company refinanced approximately $160.0 million of existing bank indebtedness, consisting of $100.0 million under the term loan facility and $60.0 million under the RLOC facility.

The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2029. The RLOC facility provides for monthly interest-only payments with all outstanding principal due in June 2029. The rate on both facilities is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75% and is subject to a floor of 5.50% (as of June 30, 2026, the rate was 6.40%). As of June 30, 2026, the outstanding balances under the term loan facility and revolving line of credit facility were $100.0 million and $60.0 million, respectively. The term loan facility is collateralized by 14 properties owned by the Company, while the RLOC facility is collateralized by 36 properties owned by the Company.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

The two credit facilities that closed in June 18, 2026 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement ( (iii) a covenant that the Company’s GAAP equity is at least $30 million. As of June 30, 2026, the Company was in compliance with the loan covenants.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million loan that previously existed on the property. The loan beared an interest rate of 6.25% and matured in April 2026. On April 6, 2026, the company refinanced the loan with the same bank. The loan balance at refinancing was $2.7 million and the company received an interest rate of 6.0%. The loan term ends on March 2031. The loan balance as of June 30, 2026 is $2.6 million.

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

As of June 30, 2026 and December 31, 2025 the outstanding balance of the Series A Bonds was $101.5 million and $94.7 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

Additional Bonds

Inc Company can issue additional Series A Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $184.7 million).

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

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. On December 16, 2025, Strawberry Fields REIT issued additional Series B Bonds with a par value of NIS 30.0 million (gross). The bonds were issued at 99.21 and raised a net amount of NIS 29.4 million ($9.2 million), offering and issuance costs of approximately $0.2 million incurred at closing. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Series B Bonds was $110.2 million and $107.2 million, respectively. Increases in the outstanding balance are due to a change in the exchange rate.

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

Series C Bonds (Inc)

In June 2026, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series C Bonds with a par value of NIS 162.7 million ($55.8 million). The Series C Bonds (Inc) were issued at 101% of par. Offering and issuance costs of approximately $4.6 million were incurred at closing. As of June 30, 2026, the outstanding balance of the Series C Bonds (Inc) was $54.7 million.

Warrants

The Company offered 16 Series 1 Warrants in conjunction with each NIS 1,000 par value Series C Bonds (Inc). As a result of the tender offer, approximately 2.6 million Series 1 Warrants were allocated to holders of the Series C Bonds (Inc). The Series 1 Warrants were initially issued with an exercise price of NIS 39.70 ($13.23) per warrant and are exercisable from the date of issuance through June 30, 2027. The exercise price is subject to adjustment for dividends and bonus share distributions by the Company. As of June 30, 2026, the exercise price had been adjusted to USD 13.23 per share pursuant to such anti-dilution provisions. The fair value of the Series 1 Warrants was NIS 39.40 (USD 13.23) per warrant as of June 30, 2026. The closing price of Strawberry Fields REIT, Inc. common stock was $13.75 per share on June 30, 2026.

The relative fair value of the warrant component of the Series C Bonds (Inc) sold to investors totaled $3.6 million. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature, if any and the value of the Series C Bonds (Inc) component.

Warrant Fair Value

The Company used the Black-Scholes option pricing model to determine the relative fair value of warrants issued in conjunction with Series C Bonds (Inc), With respect to bonds, relative fair value is amortized over the life of the bonds. The principal assumptions we used in applying the Black-Scholes model were as follows:

2026
Risk free interest rate	3.81%
Expected volatility	35.37%
Expected dividend yield	4.75%
Forfeiture rate	0%
Expected life in years	1

Interest

The Series C Bonds (Inc) have an interest rate of 6.85% per annum. In May 2026, Standard & Poor’s provided an initial rating for the Series C Bonds (Inc) of ilA+.

Interest on the Series C Bonds (Inc) is payable semi-annually in arrears on December 31, 2026, and thereafter on June 30 and December 31 of each year during the term ending December 31, 2030. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds (Inc) is payable in four annual installments due on June 30 of each of the years 2027 through 2029, and on December 31, 2030. The first three principal payments are equal to 4% of the original principal amount of the Series C Bonds (Inc), and the last principal payment is equal to the outstanding principal amount of the Series C Bonds (Inc).

Financial Covenants

Until the date of full repayment of the Series C Bonds (Inc), the Company must comply with certain financial covenants described below. The application of the covenants is based on the consolidated financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

● On the last day of each calendar quarter, the consolidated equity of the Company (excluding minority rights), as set forth in the Company’s consolidated financial statements, will not be less than USD 30 million.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Financial Covenants (Cont.)

● On the last day of each calendar quarter, the ratio between the Financial Debt and EBITDA shall not exceed 8

● The DSCR shall not be less than 1.35

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

Increase in Interest Rate

In the event that:

● The Company’s bond rating ilA+ or equivalent is lowered

● The financial debt to EBITDA ratio exceeds 8

● EBITDA to total debt service payments fall below 1.35

● Consolidated Equity is less than USD 30 million

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

Additional Bonds

Inc Company can issue additional Series C Bonds (Inc) at any time not to exceed a maximum outstanding of NIS 550 million (or $184.7 million).

Redemption Provisions

The Company may, at its discretion, call Series C Bonds (Inc) for early repayment. In the event of the redemption of all the Series C Bonds (Inc), the Company would be required to pay the highest of the following amounts:

● the market value of the balance of the Series C Bonds (Inc) in circulation which will be determined based on the average closing price of the Series C Bonds (Inc) for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption; or

● the par value of the Series C Bonds (Inc) available for early redemption in circulation (i.e., the principal balance of the Series C Bonds (Inc) plus accrued interest until the date of the actual early redemption); or

● the balance of the payments under the Series C Bonds (Inc) (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate” of 2.5% per annum.

Change of Control

The holders of the majority of the Series C Bonds (Inc) may accelerate repayment of the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series C Bonds (Inc).

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

Series C Bonds (BVI)

In July 2021, the BVI Company completed an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds (BVI) with a par value of NIS 208.0 million ($64.7 million). These Series C Bonds (BVI) were issued at par. Offering and issuance costs of approximately $1.7 million were incurred at closing. In February 2023, the BVI Company issued an additional NIS 40.0 million ($11.3 million) in Series C Bonds (BVI), offering and issuance costs of approximately $0.9 million were incurred at closing. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds (BVI), offering and issuance costs of approximately $0.8 million were incurred at closing. On June 1, 2026, the Company completed an early redemption totaling NIS 149.2 million ($53.1 million). The redemption consisted of a principal payment of NIS 146.4 million ($49.2 million) and an interest payment of NIS 2.8 million ($1.0 million).

At June 30, 2026 and December 31, 2025 the total Series C Bond (BVI) outstanding was $34.1 million and $77.7 million, respectively.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Series C Bonds (BVI) (Cont.)

Interest

The Series C Bonds (BVI) initially bore interest at a rate of 5.7% per annum. In July 2021, Standard & Poor’s provided an initial rating for the Series C Bonds (BVI) of ilA+.

Interest on the Series C Bonds (BVI) is payable semi-annually in arrears on July 31 and January 31 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds (BVI) is payable in five annual installments due on July 31 of each of the years 2022 through 2026. The first four principal payments are equal to 6% of the original principal amount of the Series C Bonds (BVI), and the last principal payment is equal to the outstanding principal amount of the Series C Bonds (BVI).

Financial Covenants

Until the date of full repayment of the Series C Bonds (BVI), the BVI Company must comply with certain financial covenants described below. The application of the covenants is based on the financial statements of the BVI Company as prepared under the IFRS accounting method. The financial covenants are as follows:

● The stockholders’ equity of the BVI Company may not be less than $230 million.

● The ratio of the condensed consolidated stockholders’ equity of the BVI Company to its total condensed consolidated balance sheet may not be less than 25%.

● The ratio of the adjusted net financial debt to adjusted EBITDA of the BVI Company (for the past four quarters) may not exceed 12.

● The ratio of the outstanding amount of the Series C Bonds (BVI) to the fair market value of the collateral may not exceed 75%.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Series C Bonds (BVI) (Cont.)

Dividend Restrictions

The indenture for the Series C Bonds (BVI) limits the amount of dividends that may be paid by the BVI Company to the Operating Partnership. The BVI Company may not make any distribution unless all of the following conditions are fulfilled (with all amounts calculated under IFRS):

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

As of June 30, 2026, the BVI Company met these financial conditions, and the BVI Company was not in violation of any of its material undertakings to the holders of the Series C Bonds (BVI).

Increase in Interest Rate

In the event that:

(i) the stockholders’ equity of the BVI Company (excluding minority interests) is less than $250 million;

(ii) the ratio of the adjusted net financial debt to adjusted EBITDA (for the latest four quarters) exceeds 11;

(iii) the ratio of the consolidated equity of the BVI Company to total consolidated assets of the BVI Company is below 27%; or

(iv) the ratio of outstanding amount of the Series C Bonds (BVI) to the fair market value of the collateral for the Series C Bonds (BVI) exceeds 75%,

then, in each case, the interest on the Series C Bonds (BVI) will increase by an additional 0.5% annually, but only once with respect to each failure to meet these requirements. Compliance with these financial covenants is measured quarterly.

Additionally, if a decline in the rating of the Series C Bonds (BVI) should take place, then for each single ratings decrease, the interest will be increased by 0.25% per year, up to a maximum increment of 1.25% annually.

In any case, the total increase in the interest rate as a result of the above adjustments will not exceed 1.5% per year. The increases in the interest rate will also be reversed if the BVI Company regains compliance.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Series C Bonds (BVI) (Cont.)

Security

The Series C Bonds (BVI) are secured by first mortgage liens on nine properties. In addition, the Series C Bonds (BVI) are also secured by interest and expenses reserves. The BVI Company has agreed not to pledge its assets pursuant to a general lien without obtaining the prior consent of the holders of the Series C Bonds, provided that the BVI Company is entitled to register specific liens on its properties and also to provide guarantees and its subsidiaries are entitled to register general and specific liens on their assets.

Under the terms of the indenture for the Series C Bonds (BVI), the BVI Company can take out properties from the collateral (in case of HUD refinancing) or to add properties and increase the Series C Bonds (BVI) as long as the ratio of outstanding amount of the Series C Bonds (BVI) to fair market value of the collateral is not more than 65%. In addition, starting from July 1, 2023, if the fair market value of the collateral is below 55%, the BVI Company can request to release collateral so the fair market value will increase to 55%.

Additional Bonds

The BVI Company can issue additional Series C Bonds (BVI) at any time not to exceed a maximum outstanding of NIS 630 million (or $211.6 million).

Redemption Provisions

The BVI Company may, at its discretion, call the Series C Bonds (BVI) for early repayment. In the event of the redemption of all of the Series C Bonds (BVI), the BVI Company would be required to pay the highest of the following amounts:

●	the market value of the balance of the Series C Bonds (BVI) in circulation which will be determined based on the average closing price of the Series C Bonds (BVI) for thirty (30) trading days before the date on which the board of directors resolves to undertake the early redemption;

●	the par value of the Series C Bonds (BVI) available for early redemption in circulation (i.e., the principal balance of the Series C Bonds (BVI) plus accrued interest until the date of the actual early redemption); or

●	the balance of the payments under the Series C Bonds (BVI) (consisting of future payments of principal and interest), when discounted to their present value based on the annual yield of the Israeli government bonds plus an “additional rate.” The additional rate will be 1.0% per annum for early repayment of 3.0%.

Change of Control

The holders of a majority of the Series C Bonds (BVI) may accelerate the outstanding balance of the Bonds if the control of the BVI Company (BVI) is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series C Bonds (BVI).

For purposes of the Series C Bonds (BVI), the “controlling stockholders” of the BVI Company are deemed to be Moishe Gubin and Michael Blisko.

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

As of June 30, 2026 and December 31, 2025, the outstanding balance of the Series D Bonds were $59.0 million and $55.1 million, respectively. Increases in the outstanding balance is due to a change in the exchange rate.

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

The BVI Company meets the financial conditions described above, and the BVI Company is not in violation of all and/or any of its material undertakings to the holders of the Series D Bonds as of June 30, 2026.

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

Additional Bonds

The BVI Company can issue additional Series D Bonds at any time not to exceed a maximum outstanding of NIS 450 million (or $151.1 million).

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

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million dollar note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%. As of June 30, 2026 and December 31, 2025, the outstanding balance of the note payable was $38.2 million and $42.6 million, respectively.

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares had been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of June 30, 2026, 961,975 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. Stock based compensation expense related to this issuance was $72,000. On January 16, 2026, 6,675 shares were used from the incentive plan as an employee bonus. Stock based compensation expense related to this issuance was $88,000. No other shares were issued during the six-month period June 30, 2026.

In January 2026, the Company approved a compensation adjustment for its Chief Executive Officer delivered in the form of limited partnership units of the OP (“OP Units”). The Company recognized stock-based compensation of $0.2 million and $1.7 million during the three- and six-months period June 30, 2026, respectively.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of June 30, 2026 the Company had purchased 319,584 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase price of $3.2 million.

As of June 30, 2026, there were a total of 14,069,238 shares of common stock issued and outstanding. The outstanding shares were held by a total of approximately 5,600 stockholders of record, including certain affiliates of the Company who held 1,161,883 of these shares.

As of June 30, 2026, there were 41,803,503 OP units outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 41,803,503 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of June 30, 2026.

NOTE 11. Related Party Transactions and Economic Dependence

The following entities and individuals are considered to be Related Parties and are the only Related Parties with which the Company currently engages in material transactions:

Moishe Gubin	CEO & Chairman of the Board and a stockholder of the Company
Michael Blisko	Director and a stockholder of the Company
Operating entities	See list below

Lease Agreements with Related Parties

As of June 30, 2026 and December 31, 2025, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 64 tenants out of 143 who were related parties as of June 30, 2026 and 66 tenants out of 144 who were related parties as of December 31, 2025. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of June 30, 2026, in these states, the Company leased 41, 15, and 8 facilities, respectively to related parties.

Balances with Related Parties

	June 30, 2026	December 31, 2025
	(amounts in $000s)
Straight-line rent receivable	$17,787	$16,324
Tenant portion of replacement reserve	$10,242	$8,759
Notes receivable	$5,823	$5,823

Payments from and to Related Parties

	Six Months ended June 30,		Three Months ended June 30,
	2026	2025	2026	2025
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$34,708	34,890	$17,159	17,445

Other Related Party Relationships

On June 30, 2026 and December 31, 2025, the Company had approximately $0.4 million and $0.8 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		June 30, 2026		December 31, 2025
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and senior debt	3	$810,243	$815,615	$794,652	$802,800
Notes receivable, net	3	$24,171	$23,380	$20,821	$20,462

The fair value of the bonds, note payable, senior debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On July 31, 2026, the Company redeemed in full the Series C Bonds (BVI) issued by the BVI company. The final redemption payment was for NIS 109.8 million ($34.1 million) and was funded from cash from the condensed consolidated balance sheet. The redemption of Series C Bonds (BVI) released liens on 9 properties previously pledged as collateral for the bond.

NOTE 15. Financing Income (Expenses), Net

	Six months ended June 30,		Three months ended June 30
	2026	2025	2026	2025
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(12,711)	$(9,861)	$(6,214)	$(4,405)
Interest expenses on notes payable and senior debt	(12,015)	(14,770)	(5,973)	(7,342)
Interest expenses with respect to leases	(16)	(28)	(8)	(16)
Total financing expenses	$(24,742)	$(24,659)	$(12,195)	$(11,763)
Financing income	$836	$658	$375	$398
Interest Expense, Net	$(23,906)	$(24,001)	$(11,820)	$(11,365)

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

● risks and uncertainties related to the national, state and local economies, particularly the economies of Arkansas, Illinois, Indiana, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas, and the real estate and healthcare industries in general;

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 133 healthcare properties with an aggregate of 15,496 licensed beds. We hold fee title to 132 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of June 30, 2026, the aggregate annualized average base rent under the leases for our properties was approximately $142.4 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 25.3% of outstanding OP units.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Operating Results

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025:

	Three Months Ended June 30,		Increase /	Percentage
(dollars in thousands except per share data)	2026	2025	(Decrease)	Difference
Revenues:
Rental revenues	$40,049	$37,861	$2,188	6%

Expenses:
Depreciation	9,183	8,695	488	6%
Amortization	1,987	2,629	(642)	(24)%
General and administrative expenses	3,247	1,999	1,248	62%
Property and other taxes	3,962	3,775	187	5%
Facility rent expenses	175	147	28	19%
Total Expenses	18,554	17,245	1,309	8%
Interest expense, net	11,820	11,365	455	4%
Amortization of interest expense	209	201	8	4%
Mortgage insurance premium	377	388	(11)	(3)%
Total Interest Expenses	12,406	11,954	452	4%
Other loss
Other loss	(151)	-	(151)	(100)%
Net income	8,938	8,662	276	3%
Net income attributable to non-controlling interest	(6,780)	(6,706)	(74)	(1)%
Net income attributable to common stockholders	2,158	1,956	202	10%
Basic and diluted income per common share	$0.16	$0.16	$0.0	0%

Rental revenues: The increase in rental revenues of $2.2 million or 6% is due to higher income from the purchase of additional properties and lease renewals.

Depreciation and amortization: The decrease in depreciation and amortization of $0.1 million or (9)% is primarily due lower depreciation from fully depreciated assets and the sale of 2 properties, offset by the purchases of additional properties since the second quarter 2025.

General and administrative expenses: The increase in general and administrative expenses of $1.3 million or 62% reflects higher closing costs related to the new line of credit and term loan, as well as higher compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations (continued)

Interest expense, net: The increase in interest expense of $0.5 million or 4% is primarily due to additional interest expense from the Bond Series B issuance that closed in June of 2025, as well as Bond Series C issuance in May of 2026. This increase was offset by lower interest expense resulting from a paydown of a commercial loan.

Net income: The increase in net income from $8.6 million during the second quarter of 2025, to $8.9 million income during the second quarter of 2026 is primarily a result of higher rental income since the second quarter of 2025 offset by higher general and administrative expenses and an increase in interest expense.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025:

	Six Months Ended June 30,		Increase /	Percentage
(dollars in thousands)	2026	2025	(Decrease)	Difference
Revenues:
Rental revenues	$80,033	$75,193	$4,840	6%

Expenses:
Depreciation	18,423	17,377	1,046	6%
Amortization	4,200	5,217	(1,017)	(19)%
General and administrative expenses	5,769	4,056	1,713	42%
Property and other taxes	7,699	7,425	274	4%
Facility rent expenses	304	294	10	3%
Total Expenses	36,395	34,369	2,026	6%
Interest expense, net	23,906	24,001	(95)	(.4)%
Amortization of interest expense	410	402	8	2%
Mortgage insurance premium	759	776	(17)	(2)%
Total Interest Expenses	25,075	25,179	(104)	(.4)%
Other (loss) income
Other (loss) income	(151)	8	(159)	(1,988)%
Net income	18,412	15,653	2,759	18%
Net income attributable to non-controlling interest	13,974	12,113	1,861	15%
Net income attributable to common stockholders	4,438	3,540	898	25%
Basic and diluted income per common share	$0.33	$0.28	$0.05	18%

Rental revenues: The increase in rental revenue of $4.8 million or 6% is due to the acquisition of properties made since second quarter of 2025.

Depreciation and amortization: The increase in depreciation and amortization of $0.03 million or 0.13% is primarily due to properties purchased in 2025, offset by full amortized assets.

General and administrative: The increase in general and administrative of $1.7 million or 42% is primarily a result of higher costs associated with the new line of credit and term loan, higher professional fees, and higher compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations (continued)

Net income: The increase in net income to $18.4 million in 2026 is primarily a result of higher rental income and lower amortization expense since second quarter 2025 offset by higher general and administrative expenses.

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

As of June 30, 2026, we had cash and cash equivalents and restricted cash and equivalents of $77.6 million. We also had the ability to offer an additional $83.2 million in Series A Bonds, $130.0 million in series C-Bonds (Inc); $177.5 million in Series C Bonds (BVI) and an additional $92.1 million in Series D Bonds subject to compliance with covenants and market conditions. The Series B Bonds do not have a ceiling for additional issuances; however, the series is subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of June 30, 2026, on a condensed consolidated basis, we had total indebtedness of approximately $810.2 million, consisting of $250 million in HUD guaranteed debt, $359.5 million in Series A, Series B, Series C Bonds (Inc), Series C Bonds (BVI) and Series D Bonds outstanding, and $162.6 million in commercial mortgages loans. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2029 there are six balloon payment obligations consisting of a payment of $34.1 million due under the Series C Bonds (BVI) in 2026, a payment of $101.5 million due under the Series A Bonds in 2026, a payment of $59.0 million due under the Series D Bonds in 2026, a payment of $94.2 million due under our commercial bank term mortgage loan facility due in 2029, a payment of $60.0 million due under our line of credit commercial bank mortgage loan facility due in 2029, a payment of $101.1 million due under the Series B Bonds in 2029 and a payment of $48.1 million due under the Series C Bonds (Inc) in 2030. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

(dollars in thousands)
Net cash provided by operating activities	$41,730	$48,781
Net cash provided by (used in) investing activities	900	(40,423)
Net cash (used in) provided by financing activities	(31,777)	29,430
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$10,853	$37,788
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	66,758	93,656
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$77,611	$131,444

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows (continued)

Net cash provided by operating activities was $41.7 million for the six months ended June 30, 2026 and primarily consisted of net earnings of $18.4 million adjusted by depreciation and amortization of $22.6 million and foreign currency translation adjustments of $3.1 million. This was offset by an increase in straight-line rent receivables of $4.1 million. Net cash provided by operating activities was $48.8 million for the six months ended June 30, 2025 and primarily consisted of net earnings of $15.7 million adjusted by depreciation and amortization of $22.6 million offset by an increase in other assets of $0.7 million and a decrease in other accrued liabilities of $8.3 million.

Cash received from investing activities was $0.9 million for the six months ended June 30, 2026 and comprised of the sale of a property in Oklahoma for $4.2 million. This was offset by an increase in notes receivable of $3.4 million. Cash used in investing activities for the six months ended June 30, 2025 was comprised of $40.5 million for the acquisition of properties for Kansas Master Lease, a property in Oklahoma as well as a property in Texas. This was offset by $0.1 million in principal payments on notes receivable.

Cash used by financing activities for the six months ended June 30, 2026 was comprised of ATM sales of $1.7 million and proceeds from the issuance of Series C Bonds (Inc) of $52.2 million offset by bond repayments of $56.7 million, repayments of senior debt $4.7 million, dividend payments of $4.4 million, $4.4 million in repayments of the note payable and non-controlling interest distributions of $14 million. Cash provided by financing activities for the six months ended June 30, 2025 was comprised of proceeds from the issuance of Series B Bonds $86 million offset by Non-controlling interest distributions of $12.0 million, repayments of senior debt $36.6 million, dividend payments of $3.5 million and $4.0 million in repayments of the note payable.

Indebtedness

Mortgage Loans Guaranteed by HUD

As of June 30, 2026, we had non-recourse mortgage loans of $250.0 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of June 30, 2026, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 21 years.

Commercial Bank Term Loans

On June 18, 2026, the Company closed two mortgage loan facilities with a commercial bank consisting of a $100.0 million term loan facility and a Revolving Line of Credit (“RLOC”) facility with commitments of up to $200.0 million. At closing, the Company refinanced approximately $160.0 million of existing bank indebtedness, consisting of $100.0 million under the term loan facility and $60.0 million under the RLOC facility.

The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2029. The RLOC facility provides for monthly interest-only payments with all outstanding principal due in June 2029. The rate on both facilities is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75% and is subject to a floor of 5.50% (as of June 30, 2026, the rate was 6.40%). As of June 30, 2026, the outstanding balances under the term loan facility and revolving line of credit facility were $100.0 million and $60.0 million, respectively. The term loan facility is collateralized by 14 properties owned by the Company, while the RLOC facility is collateralized by 36 properties owned by the Company.

The two credit facilities that closed in June 18, 2026 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the Company’s GAAP equity is at least $30 million. As of June 30, 2026, the Company was in compliance with the loan covenants.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million loan that previously existed on the property. The loan had an interest rate of 6.25% and matured in April 2026. On April 6, 2026, the company refinanced the loan with the same bank. The loan balance at refinancing was $2.7 million and the company received an interest rate of 6.0%. The loan term ends on March 2031. The loan balance as of June 30, 2026 is $2.6 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Indebtedness (continued)

Outstanding Bond Debt

As of June 30, 2026, the Company had outstanding Series A, Series B, Series C (Inc), Series C (BVI) Bonds and Series D Bonds.

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

As of June 30, 2026, the outstanding balance of Series A Bonds was NIS 302.2 million ($101.5 million)

The Series A Bonds are traded on the TASE

Series B Bonds

In June 2025, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series B Bonds with a par value of NIS 312 million ($89.5 million). The series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. In December 2025, the Company issued an additional NIS 30.0 million ($9.4 million) in Series B Bonds. At June 30, 2026, the outstanding balance of Series B Bonds was NIS 328.2 million ($110.2 million).

Series C Bonds (Inc)

In June 2026, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C (Inc) Bonds with a par value of NIS 162.7 million ($55.8 million). The series C Bonds (Inc) were issued at 101% of par. Offering and issuance costs of approximately $3.6 million were incurred at closing. At June 30, 2026, the outstanding balance of the Series C Bonds (Inc) was NIS 162.7 million ($54.7 million).

Series C Bonds (BVI)

In July 2021, the BVI Company completed an initial offering of Series C Bonds (BVI) with a par value of NIS 208.0 million ($64.7 million). The Series C Bonds (BVI) were issued at par. During February 2023, the BVI Company issued additional Series C Bonds (BVI) in the face amount of NIS 40.0 million ($11.3 million) and raised a net amount of NIS 38.1 million ($10.7 million). These Series C Bonds (BVI) were issued at a price of 95.25%. In October 2024, the BVI company issued an additional NIS 62.0 million ($16.6 million) in Series C Bonds (BVI). The bonds were issued at 99.3%. On June 1, 2026 the Company completed an early redemption of NIS 146.4 million ($49.2 million) as of June 30, 2026, the outstanding principal amount of the Series C (BVI) Bonds was NIS 101.4 million ($34.1 million).

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

As of June 30, 2026, the Series D Bonds had an outstanding principal balance of approximately NIS 175.8 ($59.0 million).

Summary of fixed and variable loans

	June 30,	December 31,
	2026	2025
	(Amounts in $000s)
Fixed rate loans	$647,606	$634,168
Variable rate loans	162,637	160,484
Gross Note payable and senior debt	$810,243	$794,652

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

The following table reconciles our calculations of FFO and AFFO for the six and three months ended June 30, 2026 and 2025, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
(dollars in $1,000s)
Net income	$18,412	$15,653	$8,938	$8,662
Depreciation and amortization	22,623	22,594	11,170	11,324
Funds from Operations	41,035	38,247	20,108	19,986
FFO per weighted average common share and OP Units	0.74	0.69	0.36	0.36
Adjustments to FFO:
Straight-line rent	(4,090)	(3,022)	(2,001)	(1,087)
Funds from Operations, as Adjusted	$36,945	$35,225	$18,107	$18,899
AFFO per weighted average common share and OP Units	0.66	0.64	0.32	0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent Events

On July 31, 2026, the Company redeemed in full the Series C Bonds (BVI) issued by the BVI company. The final redemption payment was for NIS 109.8 million ($34.1 million) and was funded from cash from the condensed consolidated balance sheet. The redemption of Series C Bonds (BVI) released liens on 9 properties previously pledged as collateral for the bond.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Annual Report on 10-K filed on March 19, 2026 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2026.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of June 30, 2026, we had $101.5 million outstanding under our Series A Bonds, which bear interest at a fixed 6.97% per annum, we had $110.2 million outstanding under our Series B Bonds, which bear interest at a fixed rate of 6.70% per annum, we had $54.7 million outstanding under our Series C Bonds (Inc), which bear interest at a fixed rate of 6.85% per annum , we had $34.1 million outstanding under our Series C Bonds (BVI), which bear interest at a fixed rate of 5.7% per annum, $59.0 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 9.1% per annum, and $412.6 million in senior debt notes, of which $162.6 million (19.7% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin. At June 30, 2026, one month SOFR was 3.65%. Assuming no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $1.6 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this report, investors should carefully consider the risk factors discussed in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2026. There have been no material changes to those risk factors. Any of these risks could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and prospects, and could cause actual results to differ materially from those expressed in or implied by the forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the first half of 2026.

Item 3. Defaults Upon Senior Securities

As of June 30, 2026, the Company had made timely payments under its debt agreements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 19, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Principal Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Principal Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) condensed consolidated Balance Sheets, (ii) condensed consolidated Statements of Income and Comprehensive Income, (iii) condensed consolidated Statements of Changes in Equity, (iv) condensed consolidated Statements of Cash Flows, and (v) Notes to condensed consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: August 6, 2026	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: August 6, 2026	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

