Form 10-Q
period 2026-09-30
Strawberry Fields REIT, Inc.
filed 2026-11-05
CIK 1782430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,464,225 shares of common stock, $0.0001 par value, issued and outstanding as of November 5, 2026.

STRAWBERRY FIELDS REIT, INC.

FORM 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in $000’s, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net	$665,651	$687,151
Cash and cash equivalents	14,213	31,812
Restricted cash and equivalents	24,575	34,946
Straight-line rent receivable, net	41,092	34,804
Right of use lease asset	576	851
Goodwill, other intangible assets and lease rights	62,164	68,352
Deferred financing expenses	7,521	5,358
Note receivable, net	26,532	20,821
Other assets	1,797	1,130
Total Assets	$844,121	$885,225

Liabilities
Accounts payable and accrued liabilities	$19,960	$22,369
Bonds, net	169,096	330,612
Note payable	35,869	42,624
Senior debt	550,154	417,262
Operating lease liability	576	851
Other liabilities	21,766	20,983
Total Liabilities	$797,421	$834,701
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value, 500,000,000 shares authorized, 14,364,225 shares and 13,257,425 issued and outstanding	1	1
Additional paid in capital	22,116	18,554
Accumulated other comprehensive loss	(5,276)	(7,682)
Retained earnings	(4,837)	1,233
Total Stockholders’ Equity	$12,004	$12,106
Non-controlling interest	$34,696	$38,418
Total Equity	$46,700	$50,524
Total Liabilities and Equity	$844,121	$885,225

See accompanying notes to condensed consolidated financial statements.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME

(unaudited)

(Amounts in $000’s, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Revenues
Rental revenues	$120,022	$114,904	$39,989	$39,711

Expenses:
Depreciation	$27,569	$26,558	$9,146	$9,181
Amortization	6,188	7,846	1,987	2,629
General and administrative expenses	7,678	5,548	1,908	1,493
Property taxes	11,149	11,204	3,450	3,779
Facility rent expenses	435	454	131	158
Total expenses	$53,019	$51,610	$16,622	$17,240
Income from operations	67,003	63,294	23,367	22,471

Interest expense, net	$(36,763)	$(37,014)	$(12,858)	$(13,013)
Amortization of deferred financing costs	(694)	(603)	(284)	(201)
Mortgage insurance premium	(1,136)	(1,159)	(377)	(384)
Total interest expense	$(38,593)	$(38,776)	$(13,519)	$(13,598)
Other (loss) income:
Foreign currency transaction loss	(24,609)	-	(24,609)	-
Other (loss) income	(150)	8	-	-
Net income (loss)	$3,651	$24,526	$(14,761)	$8,873
Less -
Net income (loss) attributable to non-controlling interest	(2,846)	(18,969)	11,128	(6,856)
Net income (loss) attributable to common stockholders	805	5,557	(3,633)	2,017
Other comprehensive loss:
Foreign currency transaction loss	24,609	-	24,609	-
Loss due to foreign currency translations	(15,914)	(22,750)	9,087	(6,004)
Comprehensive income (loss) attributable to non-controlling interest	(6,289)	17,595	(25,148)	4,628
Comprehensive income	$3,211	$402	$4,915	$641
Net income (loss) attributable to common stockholders	$805	$5,557	(3,633)	2,017
Basic and diluted income (loss) per common share	$.06	$.44	$(.26)	$.16
Weighted average number of common shares outstanding	13,685,845	12,551,482	14,246,455	12,993,981

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in $000’s)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2024	12,062,309	$1	$16,535	$340	$1,292	$65,403	$83,571
Issuance of common stock in exchange for OP units (unaudited)	250,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	190,972	-	2,244	-	-	-	2,244
Employee common stock bonus (unaudited)	6,450	-	72	-	-	-	72
OP Units Retirement (unaudited)	-	-	-	-	-	(2,026)	(2,026)
Dividends (unaudited)	-	-	-	-	(1,714)	-	(1,714)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	923	-	3,151	4,074
Reallocation of non- controlling interest (unaudited)	-	-	(1,659)	-	-	1,659	-
Net income (unaudited)	-	-	-	-	1,584	5,407	6,991
Balance, March 31, 2025 (unaudited)	12,509,731	$1	$17,192	$1,263	$1,162	$67,574	$87,192
Common Stock Retirement (unaudited)	(64,636)	-	(652)	-	-	-	(652)
OP Units Converted to Common Stock (unaudited)	547,500	-	-	-	-	-	-
Dividends (unaudited)	-	-	-	-	(1,742)	-	(1,742)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,020)	(6,020)
Net change in foreign currency translation (unaudited)	-	-	-	(4,702)	-	(16,118)	(20,820)
Reallocation of non-controlling interest (unaudited)	-	-	1,014	-	-	(1,014)	-
Net income (unaudited)	-	-	-	-	1,956	6,706	8,662
Balance, June 30, 2025 (unaudited)	12,992,595	$1	$17,554	$(3,439)	$1,376	$51,128	$66,620
OP Units Converted to Common Stock (unaudited)	127,500	-	-	-	-	-	-
OP Units Issued for Property Acquisition (unaudited)	-	-	-	-	-	2,000	2,000
Dividends (unaudited)	-	-	-	-	(2,079)	-	(2,079)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,788)	(6,788)
Net change in foreign currency translation (unaudited)	-	-	-	(1,376)	-	(4,628)	(6,004)
Reallocation of non-controlling interest (unaudited)	-	-	195	-	-	(195)	-
Net income (unaudited)	-	-	-	-	2,017	6,856	8,873
Balance, September 30, 2025 (unaudited)	13,120,095	$1	$17,749	$(4,815)	$1,314	$48,373	$62,622

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, continued

(Amounts in $000’s)

	Number of common shares	Common Stock at Par	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Non- controlling interest	Total

Balance, December 31, 2025	13,257,425	$1	$18,554	$(7,682)	$1,233	$38,418	$50,524
Issuance of common stock in exchange for OP units (unaudited)	100,000	-	-	-	-	-	-
ATM common stock sales (unaudited)	34,207	-	441	-	-	-	441
Employee common stock bonus (unaudited)	6,675	-	88	-	-	-	88
Stock Based Compensation	-	-	-	-	-	1,500	1,500
Dividends (unaudited)	-	-	-	-	(2,140)	-	(2,140)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(6,778)	(6,778)
Net change in foreign currency translation (unaudited)	-	-	-	(596)	-	(1,879)	(2,475)
Reallocation of non- controlling interest (unaudited)	-	-	48	-	-	(48)	-
Net income (unaudited)	-	-	-	-	2,280	7,194	9,474
Balance, March 31, 2026 (unaudited)	13,398,307	$1	$19,131	$(8,278)	$1,373	$38,407	$50,634
OP Units Converted to Common Stock (unaudited)	573,262	-	-	-	-	-	-
ATM common stock sales (unaudited)	97,669	-	1,294	-	-	-	1,294
Warrants	-	-	3,608	-	-	-	3,608
Stock Based Compensation	-	-	-	-	-	175	175
Dividends (unaudited)	-	-	-	-	(2,293)	-	(2,293)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(7,197)	(7,197)
Net change in foreign currency translation (unaudited)	-	-	-	(5,546)	-	(16,980)	(22,526)
Reallocation of non-controlling interest (unaudited)	-	-	(3,192)	-	-	3,192	-
Net income (unaudited)	-	-	-	-	2,158	6,780	8,938
Balance, June 30, 2026 (unaudited)	14,069,238	$1	$20,841	$(13,824)	$1,238	$24,377	$32,633
OP Units Converted to Common Stock (unaudited)	38,462	-	-	-	-	-	-
ATM common stock sales (unaudited)	239,025	-	3,342	-	-	-	3,342
Warrants (unaudited)	17,500	-	1,159	-	-	-	1,159
Stock Based Compensation	-	-	-	-	-	175	175
Dividends (unaudited)	-	-	-	-	(2,442)	-	(2,442)
Non-controlling interest distributions (unaudited)	-	-	-	-	-	(7,102)	(7,102)
Net change in foreign currency translations (unaudited)	-	-	-	8,548	-	25,148	33,696
Reallocation of non-controlling interest (unaudited)	-	-	(3,226)	-	-	3,226	-
Net loss (unaudited)	-	-	-	-	(3,633)	(11,128)	(14,761)
Balance, September 30, 2026 (unaudited)	14,364,225	$1	$22,116	$(5,276)	$(4,837)	$34,696	$46,700

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in $000’s)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$3,651	$24,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,757	34,404
Amortization of bond issuance costs	2,372	2,039
Stock-based compensation	438	72
Amortization of deferred financing costs	694	603
Loss on sale of real estate investments	151	12
Increase in other assets	(667)	(314)
Amortization of right of use lease asset	275	263
Foreign currency transaction loss	24,609	-
Foreign currency translation adjustments	(3,352)	3,805
Increase in straight-line rent receivables, net	(6,288)	(5,589)
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(126)	9,918
Repayment of operating lease liability	(275)	(263)
Net cash provided by operating activities	$55,239	$69,476

Cash flow from investing activities:
Purchase of real estate investments	$(10,470)	$(107,335)
Proceeds from the sale of real estate investments	4,250	306
Increases in notes receivable	(5,711)	(234)
Net cash used in investing activities	$(11,931)	$(107,263)

Cash flows from financing activities:
Proceeds from issuance of bonds, net	$71,490	$85,979
Proceeds from senior debt, net of discount	172,214	-
Deferred financing cost	(2,857)	-
Proceeds from issuance of ATM sales, net	5,077	2,244
Repayment of bonds	(53,928)	(15,046)
Bond retirement	(189,245)	-
Repayment of senior debt	(39,322)	(39,943)
Repayment of note payable	(6,755)	(6,115)
Payment of dividends	(6,875)	(5,535)
Non-controlling interest distributions	(21,077)	(18,828)
OP unit retirement	-	(2,026)
Common stock retirement	-	(652)
Net cash (used in) provided by financing activities	$(71,278)	$78
Decrease in cash and cash equivalents and restricted cash and equivalents	$(27,970)	$(37,709)
Cash and cash equivalents and restricted cash and equivalents at the beginning of the period	$66,758	$93,656
Cash and cash equivalents and restricted cash and equivalents at the end of the period	$38,788	$55,947

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in $000’s)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$38,084	$38,440
Supplemental schedule of noncash activities:
Stock Warrants associated with bond offering	$4,767	$-
Foreign currency transaction	$24,609	$-
Foreign currency translation adjustments	$(15,914)	$(22,750)
Note Payable in exchange for acquisition of intangible asset	$-	$50,880
Transfer of other assets to real estate Investments, net	$-	4,243
OP Units issued for property acquisition	$-	$2,000
Note receivable from sale of real estate investments	$-	$2,400
Transfer of accrued stock based compensation to equity	$1,500	$-

See accompanying notes to condensed consolidated financial statements

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Overview

The Company

STRAWBERRY FIELDS REIT, Inc. (the “Company”) is a Maryland corporation formed in July 2019. The Company commenced operations on June 8, 2021. The Company conducts its business through a traditional UPREIT structure in which substantially all its assets are owned by subsidiaries of Strawberry Fields Realty, LP, a Delaware limited partnership formed in July 2019 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. The Company owns approximately 25.7% and 24.0% of the outstanding Operating Partnership units (“OP units”) as of September 30, 2026, and December 31, 2025, respectively.

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

The Company is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. As of September 30, 2026, the Company’s portfolio consists of 133 healthcare properties and one leased property that is in turn leased to a tenant that operates the facilities. As of December 31, 2025, the Company owned 132 properties and leased one property that it in turn subleased to a tenant that operates the facility. As of September 30, 2026, the portfolio properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. The Company generates substantially all of its revenues by leasing its properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at its properties is managed by a qualified operator with an experienced management team.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2026, and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

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

Non-Controlling Interest

A non-controlling interest is defined as the portion of the equity in an entity not attributable, directly or indirectly, to the primary beneficiary. Non-controlling interests are required to be presented as a separate component of equity on condensed consolidated balance sheets. Accordingly, the presentation of net income is modified to present the income attributed to controlling and non-controlling interests. The non-controlling interest on the Company’s condensed consolidated balance sheets represents OP units not held by the Company and represents approximately 74.3% and 76.0% of the outstanding OP Units issued by the Operating Partnership as of September 30, 2026, and December 31, 2025, respectively. The holders of these OP units are entitled to share in cash distributions from the Operating Partnership in proportion to their percentage ownership of OP units. Net income is allocated to non-controlling interest based on the weighted average of OP units outstanding during the period.

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

The Company’s cash, cash equivalents and restricted cash and cash equivalents periodically exceed federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to the cash in its operating accounts. On September 30, 2026 and December 31, 2025, the Company had $20.7 million and $53.1 million, respectively, on deposit in excess of federally insured limits.

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

The Company maintains an allowance for credit losses for straight-line rent receivables and notes receivable resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight-line rent receivables, the Company’s assessment is based on amounts estimated to be recoverable over the lease term.

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

Goodwill is tested for impairment at least annually and between annual tests when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company may first perform a qualitative assessment. If the Company concludes that it is more likely than not that the fair value of a reporting unit is below its carrying amount, or elects to bypass the qualitative assessment, the Company performs a quantitative impairment test by comparing the reporting unit’s fair value with its carrying amount. An impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

On September 30, 2026 and December 31, 2025, the Company held five and six notes receivable with an outstanding balance of $26.5 and $20.8 million, respectively. The notes have maturities ranging from 2026 through 2046, and interest rates ranging from 5% to 10.25%. One of the notes is collateralized by tenants’ accounts receivable. All other notes receivable are uncollateralized as of September 30, 2026.

Market Concentration Risk

As of September 30, 2026, and December 31, 2025, the Company owned 133 and 132 and leased 1 property, respectively. The facilities are located in 10 states, with 20 facilities of its total facilities located in Illinois (which include 4,226 skilled nursing and assisted living beds or 27.0% of the Company’s total beds) and 41 of its total facilities in Indiana (which include 3,404 skilled nursing and assisted living beds or 21.7% of the Company’s total beds). Since tenant revenue is primarily generated from Medicare and Medicaid, the operations of the Company are indirectly subject to the administrative directives, rules and regulations of federal and state regulatory agencies, including, but not limited to the Centers for Medicare & Medicaid Services, and the Department of Health and Aging in all states in which the Company operates. Such administrative directives, rules and regulations, including budgetary reimbursement funding, are subject to change by an act of Congress, the passage of laws by the state regulators or an administrative change mandated by one of the executive branch agencies. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

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

Segment Reporting

Accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company’s investment decisions in health care properties, and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, the Company has concluded that it operates as a single segment. The Chief Operating Decision Makers for the segment are: Moishe Gubin, Chairman and Chief Executive Officer and Greg Flamion, Chief Financial Officer.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Basic and Diluted Income Per Common Share

The Company calculates basic income per common share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. At September 30, 2026, and 2025, there were 41,778,523 and 42,452,408 OP units outstanding and 3,618,382 warrants which were potentially dilutive securities. During the three-month and nine-month periods ended September 30, 2026, and 2025 the assumed conversion of the OP units and warrants had no impact on basic and diluted income per share.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of Significant Accounting Policies (Cont.)

Real Estate Investments – Held for Sale

As of September 30, 2026, and December 31, 2025, the Company had one property included in real estate investments which was held for sale and carried at the lower of its net book value or fair value on a non-recurring basis on the condensed consolidated balance sheets. The Company’s real estate investments held for sale were classified as Level 3 of the fair value hierarchy.

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

Warrants

Warrants issued with our Series C Bonds are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes Option pricing model and recorded as a liability on the condensed consolidated balance sheets. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”). If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes Option pricing model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Series C Bonds. Bonds are recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. The warrant relative fair values are also recorded as a discount to the Series C Bonds.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Restricted Cash and Equivalents

The following table presents the Company’s restricted cash and equivalents:

	September 30,	December 31,
	2026	2025
	(amounts in $000’s)
Escrow with Trustee	$-	$2,170
MIP escrow accounts	788	790
Other escrow and debt deposits	708	270
Property tax and insurance escrow	3,305	6,815
Interest and expense reserve bonds escrow	6,821	12,696
HUD replacement reserves	12,953	12,205
Total restricted cash and equivalents	$24,575	$34,946

Escrow with trustee - The Company transfers funds to the trustee for its Series B, C and D bonds to cover principal and interest payments prior to the payment date.

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

Interest and expense reserve bonds escrow - The indentures for the Series B, C and D Bonds require the funding of a six-month interest reserve as well as an expense reserve. See Note 7 - Bonds, Note Payable and Other Debt.

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

On April 4, 2025, the Company completed the acquisition for a skilled nursing facility with 112 licensed beds near Houston, Texas. The acquisition was $11.5 million. Base rent for this property is $1.3 million dollars annually. The property was added to an existing master lease and is subject to an annual base rate increase of 3%. The initial term is approximately 10 years and includes two 5-year extensions.

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

On September 4, 2026, the Company acquired a property consisting of three facilities and 159 beds in Marshall, Missouri. The property included three facilities which include a skilled nursing facility, a hospital and a medical office building. The acquisition price was $10.5 million, and the Company funded the acquisition utilizing the cash from the condensed consolidated balance sheets. The Company entered into a new master lease for an initial 15-year period that includes two 10-year extension options on a triple-net basis. Additionally, the lease will increase the Company’s annual rents by $1.0 million and is subject to 3% annual increases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Real Estate Investments, net (Cont.)

Real estate investments consist of the following:

	Estimated Useful Lives	September 30, 2026	December 31, 2025
	(Years)	(Amounts in $000’s)
Buildings and improvements	7-45	$806,658	$801,758
Equipment and personal property	2-18	95,666	94,869
Land	-	72,959	72,586
		975,283	969,213
Less: accumulated depreciation		(309,632)	(282,062)
Real estate investments, net		$665,651	$687,151

For the three-month periods ended September 30, 2026, and 2025, total depreciation expense was $9.2 million, respectively. For the nine-month periods ended September 30, 2026, and 2025, total depreciation expense was $27.6 million and $26.6 million, respectively.

NOTE 5. Intangible Assets and Goodwill

Intangible assets consist of the following goodwill, Certificate of Need (“CON”) licenses and lease rights:

	Goodwill including CON Licenses	Lease Rights	Total
	(Amounts in $000’s)
Balances, December 31, 2024
Gross	$1,323	78,577	79,900
Accumulated amortization	-	(51,953)	(51,953)
Net carrying amount	1,323	26,624	27,947
Acquisition of lease rights	-	50,880	50,880
Amortization	-	(7,846)	(7,846)
Balances, September 30, 2025
Gross	1,323	129,457	130,780
Accumulated amortization	-	(59,799)	(59,799)
Net carrying amount	$1,323	69,658	70,981

Balances, December 31, 2025
Gross	$1,323	129,457	130,780
Accumulated amortization	-	(62,428)	(62,428)
Net carrying amount	1,323	67,029	68,352
Amortization	-	(6,188)	(6,188)
Balances, September 30, 2026
Gross	1,323	129,457	130,780
Accumulated amortization	-	(68,616)	(68,616)
Net carrying amount	$1,323	60,841	62,164

Estimated amortization expense for all lease rights for each of the future years ending December 31, is as follows:

Amortization of Lease Rights
(Amounts in $000’s)
2026 (three month period)	$1,987
2027	7,949
2028	7,564
2029	7,488
2030	7,488
Thereafter	28,365
Total	$60,841

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Leases

As of September 30, 2026, and December 31, 2025, the Company had leased or subleased 134 properties and 133 properties, respectively, to tenant/operators in the States of Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. As of September 30, 2026, and December 31, 2025, all the Company’s facilities were leased. Most of these facilities are leased on a triple net basis, meaning that the lessee (i.e., operator of the facility) is obligated under the lease for all expenses of the property in respect to insurance, taxes and property maintenance, as well as the lease payments.

The following table provides additional information regarding the properties owned/leased by the Company for the periods indicated:

	September 30,	December 31,
	2026	2025
Cumulative number of properties	134	133
Cumulative number of operational beds	15,655	15,602

The following table provides additional information regarding the facilities leased by the Company as of September 30, 2026:

State	Number of Operational Beds/Units	Owned by Company	Leased by Company	Total
Illinois	4,226	20	-	20
Indiana	3,404	35	1	36
Ohio	238	4	-	4
Tennessee	1,412	15	-	15
Kentucky	1,163	10	-	10
Arkansas	1,568	13	-	13
Oklahoma	371	5	-	5
Texas	839	6	-	6
Missouri	2,080	19	-	19
Kansas	354	6	-	6
Total Properties	15,655	133	1	134
Facility Type
Skilled Nursing Facilities	15,188	130	1	131
Long-Term Acute Care Hospitals	63	2	-	2
Assisted Living Facility	344	10	-	10
Hospital	60	1		1
Medical Office Building	-	1	-	1
Total facilities	15,655	144	1	145

As of September 30, 2026, total future minimum rental revenues for the Company’s tenants are as follows:

Year	Amount
(Amounts in $000s)
2026 (three month period)	$34,988
2027	140,188
2028	138,503
2029	132,793
2030	133,444
Thereafter	525,401
Total	$1,105,317

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

The components of lease expense and other lease information are as follows (dollars in thousands):

	Nine-Month Period ended September 30,		Three-Month Period ended September 30,
	2026	2025	2026	2025
Operating lease cost	$298	298	99	99

	September 30, 2026	December 31, 2025
Operating lease right of use asset	$576	$851
Operating lease liability	$576	$851
Weighted average remaining lease term-operating leases (in years)	1.8	2.2
Weighted average discount rate	4.1%	4.1%

Future minimum operating lease payments under non-cancellable leases as of September 30, 2026, reconciled to the Company’s operating lease liability presented on the condensed consolidated balance sheets are:

(Amounts in $’000s)
2026 (three months)	$99
2027	397
2028	99
Total	$595
Less interest	(19)
Total operating lease liability	$576

Other Properties leased by the Company

The Company, through one of its subsidiaries, leases its office spaces from a related party. Rental expense under the leases for the nine-month periods ended September 30, 2026, and 2025, was $167 thousand and $165 thousand, respectively. Rental expense under the leases for the three-month periods ended September 30, 2026, and 2025, were $56,000 and $55,000, respectively.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt

Bonds, Note Payable, and Other Debt consist of the following:

	Weighted Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
		(Amounts in $’000s)
HUD guaranteed loans	3.26%	$247,863	$254,085
Bank loans	6.66%	302,291	163,177
Series B Inc, C Inc and D Inc bonds	6.93%	177,216	334,766
Note payable	10.0%	35,869	42,624
Gross bonds, note payable, and senior debt		$763,239	$794,652
Debt issuance costs		(8,120)	(4,154)
Net bonds, note payable, and senior debt		$755,119	$790,498

Principal payments on the Bonds, Note Payable, and Senior Debt payable through maturity are as follows (amounts in $’000s):

Year Ending December 31,	Amount
2026 (three months)	$5,352
2027	32,206
2028	34,505
2029	388,719
2030	61,261
Thereafter	241,196
Total	$763,239

Debt Covenant Compliance

As of September 30, 2026, and December 31, 2025, the Company was party to approximately 44 and 45 outstanding credit related instruments, respectively. These instruments included note payable, credit facilities, mortgage notes, bonds and other credit obligations. Some of the instruments include financial covenants. Covenant provisions include, but are not limited to, debt service coverage ratios, and minimum levels of EBITDA (defined as earnings before interest, tax, and depreciation and amortization) or EBITDAR (defined as earnings before interest, tax, depreciation and amortization and rental expense). Some covenants are based on annual financial metric measurements, and some are based on quarterly financial metric measurements. The Company routinely tracks and monitors its compliance with its covenant provisions. As of September 30, 2026, the Company was in compliance with all financial and administrative covenants.

Senior Debt—Mortgage Loans Guaranteed by HUD

As of September 30, 2026, and December 31, 2025, the Company had HUD guaranteed mortgage loans from financial institutions of $247.9 million and $254.1 million, respectively. These loans were secured by first mortgage liens on the applicable properties, assignments of rents and second liens on the operator’s assets. The Company pays HUD annual mortgage insurance premiums of 0.65% of the loan balances in addition to the interest rate. As a result, the overall interest rate paid by the Company with respect to the HUD guaranteed loans as of September 30, 2026, and December 31, 2025 was 3.91%, respectively (including the mortgage insurance premium).

Senior Debt – Commercial Bank Mortgage Loan Facility

On June 18, 2026, the Company closed two mortgage loan facilities with a commercial bank consisting of a $100.0 million term loan facility and a Revolving Line of Credit (“RLOC”) facility with commitments of up to $200.0 million. At closing, the Company refinanced approximately $160.0 million of existing bank indebtedness, consisting of $100.0 million under the term loan facility and $60.0 million under the RLOC facility. In September 2026, the company borrowed additional $140 million on the RLOC and subsequently paid down $30 million of the balance. As of September 30, 2026, the balances of the term loan and the RLOC facility were $99.7 million dollars and $170.0 million dollars, respectively.

The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2029. The RLOC facility provides for monthly interest-only payments with all outstanding principal due in June 2029. The rate on both facilities is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75% and is subject to a floor of 5.50% (as of September 30, 2026, the rate was 6.66%). The term loan facility is collateralized by 14 properties owned by the Company, while the RLOC facility is collateralized by 36 properties owned by the Company.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

The two credit facilities that closed in June 18, 2026 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement, and (iii) a covenant that the Company’s GAAP equity is at least $30 million. As of September 30, 2026, the Company was in compliance with the loan covenants.

On September 22, 2026, the Company entered a $30.0 million mortgage loan facility with a different commercial bank. The loan had an interest rate of SOFR plus a margin of 2.75% and is subject to a floor of 5.50% (as of September 30, 2026, the rate was 6.66%). The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2031. The mortgage facility is collateralized by 8 properties owned by the Company. The loan balance as of September 30, 2026, is $30.0 million.

The credit facility that closed on September 22, 2026, is subject to financial covenants requiring (i) a Debt Service Coverage Ratio of not less than 1.30x and (ii) a Net Debt to Adjusted EBITDA ratio of not greater than 8.00x, each tested semi-annually on a trailing twelve-month basis. As of September 30, 2026, the Company was in compliance with the loan covenants.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million loan that previously existed on the property. The loan had an interest rate of 6.25% and matured in April 2026. On April 6, 2026, the company refinanced the loan with the same bank. The loan balance at refinancing was $2.7 million and the company received an interest rate of 6.0%. The loan term ends in March 2031. The loan balance as of September 30, 2026, is $2.6 million.

STRAWBERRY FIELDS REIT, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Senior Debt – Commercial Bank Mortgage Loan Facility (Cont.)

Bond Redemptions

On June 1, 2026 the Company completed an early redemption of Bond C Bonds (BVI) for NIS 146.4 million ($49.2 million). On July 31, 2026, the Company redeemed in full the Series C Bonds (BVI) issued by the BVI company. The final redemption payment was for NIS 109.8 million ($33.2 million) and was funded from cash from the condensed consolidated balance sheet. The redemption of Series C Bonds (BVI) released liens on 9 properties previously pledged as collateral for the bond.

On September 30, 2026, the Company redeemed in full the Series D Bonds (BVI) issued by the BVI company and the Bond Series A issued by the Inc company. The final redemption payment for Bond D (BVI) was NIS 175.8 million ($57.4 million) and the final redemption payment for Bond A was NIS 302.2 million ($98.7 million), The payments were funded from cash raised by increased borrowings from the RLOC credit facility, cash from newly issued Bond Series D from the Inc company, and cash from the condensed consolidated balance sheets. No properties were pledged as collateral for the Series D Bonds or Bond Series A.

Series B Bonds

In June 2025, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series B Bonds with a par value of NIS 312 million ($89.5 million). The Series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. On December 16, 2025, Strawberry Fields REIT issued additional Series B Bonds with a par value of NIS 30.0 million (gross). The bonds were issued at 99.21 and raised a net amount of NIS 29.4 million ($9.2 million), offering and issuance costs of approximately $0.2 million incurred at closing. As of September 30, 2026, and December 31, 2025, the outstanding balance of the Series B Bonds was $107.2 million and $110.2 million, respectively. Increases in the outstanding balance are due to a change in the exchange rate.

Interest

The Series B Bonds have an interest rate of 6.70% per annum. In June 2025, Standard & Poor’s provided an initial rating for the Series B Bonds of ilA+.

Interest on the Series B Bonds is payable semi-annually in arrears on June 30 and December 31 of each year. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series B Bonds is payable in four annual installments due on June 30 of each of the years 2026 through 2029. The first three principal payments are equal to 4% of the original principal amount of the Series B Bonds, and the last principal payment is equal to the outstanding principal amount of the Series B Bonds. In June 30, 2026, the Company made the scheduled principal repayment of approximately NIS 13.8 million ($4.8 million) on the Series B Bonds.

Financial Covenants

Until the date of full repayment of the Series B Bonds, the Company must comply with certain financial covenants described below. The application of the covenants is based on the consolidated financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

● On the last day of each calendar quarter, the consolidated equity of the Company, as set forth in the Company’s consolidated financial statements, will not be less than USD 20 million.

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

Additional Bonds

The Company may issue additional Series B Bonds without a specified maximum aggregate principal amount, subject to the applicable covenants and other requirements set forth in the deed of trust.

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

Series C Bonds

In June 2026, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series C Bonds with a par value of NIS 162.7 million ($55.8 million). The Series C Bonds were issued at 101% of par. Offering and issuance costs of approximately $1.2 million were incurred at closing. As of September 30, 2026, the outstanding balance of the Series C Bonds was NIS 162.7 million ($53.1 million). Decreases in the outstanding balance is due to a change in the exchange rate.

Warrants

The Company offered 16 Series 1 Warrants in conjunction with each NIS 1,000 par value Series C Bonds. In this offering, approximately 2.6 million Series 1 Warrants were issued to purchasers of the Series C Bonds. The Series 1 Warrants were initially issued with an exercise price of NIS 39.70 ($13.23) per warrant and are exercisable from the date of issuance through June 30, 2027. The exercise price is subject to adjustment for dividends and bonus share distributions by the Company. As of September 30, 2026, the exercise price had been adjusted to USD 12.75 per share pursuant to such anti-dilution provisions. The exercise price of the Series 1 Warrants was NIS 39.04 (USD 12.75) per warrant as of September 30, 2026. The closing price of Strawberry Fields REIT, Inc. common stock was $12.90 per share on September 30, 2026.

Warrant Fair Value

The relative fair value of the warrant component of the Series C Bonds sold to investors totaled $3.6 million. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature, if any and the value of the Series C Bonds component. With respect to bonds, relative fair value is amortized over the life of the bonds. The principal assumptions we used in applying the Black-Scholes model were as follows:

2026
Risk free interest rate	3.81%
Expected volatility	35.37%
Expected dividend yield	4.75%
Forfeiture rate	0%
Expected life in years	1

Interest

The Series C Bonds have an interest rate of 6.85% per annum. In May 2026, Standard & Poor’s provided an initial rating for the Series C Bonds of ilA+.

Interest on the Series C Bonds is payable semi-annually in arrears on December 31, 2026, and thereafter on June 30 and December 31 of each year during the term ending December 31, 2030. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series C Bonds is payable in four annual installments due on June 30 of each of the years 2027 through 2029, and on December 31, 2030. The first three principal payments are equal to 4% of the original principal amount of the Series C Bonds, and the last principal payment is equal to the outstanding principal amount of the Series C Bonds.

Financial Covenants

Until the date of full repayment of the Series C Bonds, the Company must comply with certain financial covenants described below. The application of the covenants is based on the consolidated financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

● On the last day of each calendar quarter, the consolidated equity of the Company, as set forth in the Company’s consolidated financial statements, will not be less than USD 30 million.

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

Additional Bonds

The Company may issue additional Series C Bonds at any time not to exceed a maximum outstanding of NIS 550 million (or $179.6 million).

Redemption Provisions

The Company may, at its discretion, call Series C Bonds for early repayment. In the event of the redemption of all the Series C Bonds, the Company would be required to pay the highest of the following amounts:

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

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Change of Control

The holders of the majority of the Series C Bonds may accelerate repayment of the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series C Bonds.

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

Series D Bonds

In September 2026, Strawberry Fields REIT, Inc completed, directly, an initial offering on the TASE of Series D Bonds with a par value of NIS 51.7 million ($17.1 million). The Series D Bonds were issued at 99.7% of par. Offering and issuance costs of approximately $0.5 million were incurred at closing. As of September 30, 2026, the outstanding balance of the Series D Bonds was $16.9 million.

Warrants

The Company offered 20 Series 2 Warrants in conjunction with each NIS 1,000 par value Series D Bonds. In this offering, approximately 1.0 million Series 2 Warrants were issued to purchasers of the Series D Bonds. The Series 2 Warrants were initially issued with an exercise price of NIS 46.00 ($15.22) per warrant and are exercisable from the date of issuance through June 30, 2027. The exercise price is subject to adjustment for dividends and bonus share distributions by the Company.

Warrant Fair Value

The relative fair value of the warrant component of the Series D Bonds sold to investors totaled $1.2 million. The Black-Scholes model was used to calculate relative fair value, further discounted by the beneficial conversion feature, if any, and the value of the Series D Bonds component. With respect to bonds, relative fair value is amortized over the life of the bonds. The principal assumptions we used in applying the Black-Scholes model were as follows:

2026
Risk free interest rate	4.28%
Expected volatility	30.78%
Expected dividend yield	5%
Forfeiture rate	0%
Expected life in years	1

Interest

The Series D Bonds have an interest rate of 7.50% per annum. In August 2026, Standard & Poor’s provided an initial rating for the Series D Bonds of ilA+.

Interest on the Series D Bonds is payable semi-annually in arrears on December 31, 2026, and thereafter on June 30 and December 31 of each year during the term ending December 31, 2031. The interest rate may increase if certain financial ratios are not achieved, as discussed below.

Payment Terms

The principal amount of the Series D Bonds is payable in four unequal installments due on June 30 of each of the years 2027, 2028 and on December 31 in years 2030 and 2031. The first principal payments will be equal to 20% of the original principal amount, the second payment will constitute 25% of the original principal amount, the third payment will constitute 20% of the original principal amount and the fourth will constitute 35% of the original principal amount.

Financial Covenants

Until the date of full repayment of the Series D Bonds, the Company must comply with certain financial covenants described below. The application of the covenants is based on the consolidated financial statements of the Company as prepared under the GAAP accounting method. The financial covenants are as follows:

● On the last day of each calendar quarter, the consolidated equity of the Company, as set forth in the Company’s consolidated financial statements, will not be less than USD 25 million.

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

● Consolidated Equity is less than USD 25 million

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

Additional Bonds

The Company may issue additional Series D Bonds without a specified maximum aggregate principal amount, subject to the applicable covenants and other requirements set forth in the deed of trust.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Bonds, Note Payable and Other Debt (Cont.)

Redemption Provisions

The Company may, at its discretion, call Series D Bonds for early repayment. In the event of the redemption of all the Series D Bonds, the Company would be required to pay the highest of the following amounts:

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

Change of Control

The holders of the majority of the Series D Bonds may accelerate repayment of the outstanding balance of the Bonds if the control of the Company is transferred, directly or indirectly, unless the transfer of control is approved by the holders of a majority of the Series D Bonds.

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

Note Payable

On January 1, 2025, the Company created a new Kentucky Master Lease with a new third-party operator. This master lease was created from 10 properties that were formally in the Landmark Master Lease. In order to release the properties from the Landmark Master Lease, the Company entered into a $50.9 million dollar note payable with the parent of the Landmark operator. The note is for equal monthly payments of $1.1 million dollars for 5 years and bears interest of 10.0%. As of September 30, 2026, and December 31, 2025, the outstanding balance of the note payable was $35.9 million and $42.6 million, respectively.

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

Note 9. Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan permits the grant of both options qualifying under Section 422 of the Internal Revenue Code (“incentive stock options”) and options not so qualifying, and the grant of stock appreciation rights, stock awards, incentive awards, performance units, and other equity-based awards. A total of 250,000 shares had been authorized to be granted under the Plan. On May 30, 2024, shareholders approved an amendment to increase the number of shares authorized to be granted under the plan to 1,000,000 shares. As of September 30, 2026, 961,975 shares were available for grant. On January 31, 2025, 6,450 shares were used from the incentive plan as an employee bonus. Stock based compensation expense related to this issuance was $72,000. On January 16, 2026, 6,675 shares were used from the incentive plan as an employee bonus. Stock based compensation expense related to this issuance was $88,000. No other shares were issued during the nine-month period September 30, 2026.

In January 2026, the Company approved a compensation adjustment for its Chief Executive Officer delivered in the form of limited partnership units of the OP (“OP Units”). The Company recognized stock-based compensation of $0.2 million and $1.88 million during the three- and nine-months period September 30, 2026, respectively.

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

On November 9, 2023, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. As of September 30, 2026, the Company had purchased 319,584 shares in aggregate of common stock at an average price per share of $9.93 and an aggregate repurchase price of $3.2 million.

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

During the nine months ended September 30, 2025, the Company issued 190,972 shares of common stock under its ATM program, generating net proceeds of approximately $2.2 million. During the nine months ended September 30, 2026, the Company issued 370,901 shares of common stock under its ATM program at an average price of $13.69 per share, generating net proceeds of approximately $5.1 million.

As of September 30, 2026, a total of 14,364,225 shares of common stock were issued and outstanding. The outstanding shares were held by a total of approximately 5,600 stockholders of record, including certain affiliates of the Company who held 1,409,747 of these shares.

As of September 30, 2026, 41,778,523 OP units were outstanding. Under the terms of the partnership agreement for the Operating Partnership, such holders have the right to request the cash redemption of their OP units. If a holder requests redemption, the Company has the option of issuing shares of common stock to the requesting holder instead of cash. The OP unit holders are required to obtain Company approval prior to the sale or transfer of any or all of such holder’s OP units.

The Company has reserved a total of 41,778,523 shares of common stock that may be issued, at the Company’s option, upon redemption of the OP units outstanding as of September 30, 2026.

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

Lease Agreements with Related Parties

As of September 30, 2026 and December 31, 2025, each of the Company’s facilities was leased and operated by separate tenants. Each tenant is an entity that leases the facility from one of the Company’s subsidiaries and operates the facility as a healthcare facility. The Company had 64 tenants out of 145 who were related parties as of September 30, 2026 and 66 tenants out of 143 who were related parties as of December 31, 2025. Most of the lease agreements are triple net leases.

STRAWBERRY FIELDS REIT, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Related Party Transactions and Economic Dependence (cont.)

Lease Agreements with Related Parties (cont.)

The related party interests were via Gubin Enterprises LP and Blisko Enterprises LP. Gubin Enterprises LP is controlled by Moishe Gubin, Chairman of the Board. Blisko Enterprises LP is controlled by Michael Blisko, who serves as Director on the Board of Directors. The related party facilities are concentrated in 3 states: Indiana, Tennessee and Illinois. As of September 30, 2026, in these states, the Company leased 40, 15, and 9 facilities, respectively to related parties.

Balances with Related Parties

	September 30, 2026	December 31, 2025
	(amounts in $000s)
Straight-line rent receivable	$21,583	$16,324
Tenant portion of replacement reserve	$9,863	$8,759
Notes receivable	$6,087	$5,823

Payments from and to Related Parties

	Nine Months ended September 30,		Three Months ended September 30,
	2026	2025	2026	2025
	(amounts in $000s)		(amounts in $000s)
Rental income received from related parties	$51,867	52,186	$17,159	17,296

Other Related Party Relationships

On September 30, 2026 and December 31, 2025, the Company had approximately $1.3 million and $0.8 million, respectively, on deposit with OptimumBank. Mr. Gubin is the Chairman of the Board of OptimumBank, and Mr. Blisko is a director.

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

		September 30, 2026		December 31, 2025
(amounts in $000s)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bonds, note payable, and senior debt	3	$763,239	$770,141	$794,652	$802,800
Notes receivable, net	3	$26,532	$21,596	$20,821	$20,462

The fair value of the bonds, note payable, senior debt, and notes receivable are estimated using a discounted cash flow analysis.

NOTE 14. Subsequent Events

On October 1, 2026, the Company received notice from a tenant that it intends to exercise an option to purchase 13 properties located in Arkansas for an aggregate purchase price of approximately $90.0 million. The portfolio consists of 14 facilities comprising 1,163 licensed beds and currently generates approximately $12.0 million of annual rent. The transaction is expected to close prior to December 31, 2026, subject to customary closing conditions.

On November 2, 2026, the Company entered into a purchase agreement to acquire a 99-bed skilled nursing facility located in Angola, Indiana, for a purchase price of $15.0 million. The Company expects to fund the acquisition with $14.0 million in cash and $1.0 million in OP Units. Upon closing, the facility is expected to be added to the Company’s existing Indiana Master Lease 1, resulting in an initial increase in annual base rent of approximately $1.5 million, subject to annual increases of 3%. The acquisition is expected to close before December 31, 2026, subject to customary closing conditions.

NOTE 15. Financing Income (Expenses), Net

	Nine months ended September 30,		Three months ended September 30
	2026	2025	2026	2025
	(amounts in $000s)		(amounts in $000s)
Financing expenses
Interest expenses with respect to bonds	$(19,746)	$(16,128)	$(7,035)	$(6,267)
Interest expenses on notes payable and senior debt	(18,666)	(21,963)	(6,650)	(7,193)
Interest expenses with respect to leases	(23)	(35)	(7)	(6)
Total financing expenses	$(38,435)	$(38,126)	$(13,692)	$(13,466)
Financing income	$1,672	$1,112	$834	$453
Interest Expense, Net	$(36,763)	$(37,014)	$(12,858)	$(13,013)

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

● risks and uncertainties related to the national, state and local economies, particularly the economies of Arkansas, Illinois, Indiana, Kentucky, Kansas, Missouri, Ohio, Oklahoma, Tennessee and Texas, and the real estate and healthcare industries in general;

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

Overview

Strawberry Fields REIT, Inc. (the “Company”) is engaged in the ownership, acquisition, financing and triple-net leasing of skilled nursing facilities and other post-acute healthcare properties. Currently, our portfolio consists of 134 healthcare properties with an aggregate of 15,655 licensed beds. We hold fee title to 133 of these properties and hold one property under a long-term lease. These properties are located in Arkansas, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Texas. We generate substantially all our revenues by leasing our properties to tenants under long-term leases primarily on a triple-net basis, under which the tenant pays the cost of real estate taxes, insurance and other operating costs of the facility and capital expenditures. Each healthcare facility located at our properties is managed by a qualified operator with an experienced management team.

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

We are entitled to monthly rent paid by the tenants and we do not receive any income or bear any expenses from the operations of such facilities. As of September 30, 2026, the aggregate annualized average base rent under the leases for our properties was approximately $144.1 million.

We elected a REIT status for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2022. We are organized in an UPREIT structure in which we own substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership and as of the date of the report own approximately 25.7% of outstanding OP units.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Operating Results

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025:

	Three Months Ended September 30,		Increase /	Percentage
(dollars in thousands except per share data)	2026	2025	(Decrease)	Difference
Revenues:
Rental revenues	$39,989	$39,711	$278	.7%

Expenses:
Depreciation	9,146	9,181	(35)	(.4)%
Amortization	1,987	2,629	(642)	(24)%
General and administrative expenses	1,908	1,493	415	28%
Property and other taxes	3,450	3,779	(329)	(9)%
Facility rent expenses	131	158	(27)	(17)%
Total Expenses	16,622	17,240	(618)	(4)%
Interest expense, net	(12,858)	(13,013)	(155)	(1)%
Amortization of interest expense	(284)	(201)	83	41%
Mortgage insurance premium	(377)	(384)	(7)	(2)%
Total Interest Expenses	(13,519)	(13,598)	(79)	(.6)%
Other loss
Foreign currency transaction loss	(24,609)	-	(24,609)	(100)%
Net (loss) income	(14,761)	8,873	(23,634)	(266)%
Net (loss) income attributable to non-controlling interest	(11,128)	6,856	(17,984)	(262)%
Net (loss) income attributable to common stockholders	(3,633)	2,017	(5,650)	(280)%
Basic and diluted income per common share	$(.26)	$0.16	$(.42)	(263)%

Rental revenues: Rental revenues increased by approximately $0.3 million, or 0.7%, primarily as a result of additional rental income from recently acquired properties and lease renewals, partially offset by the disposition of certain properties.

Depreciation and amortization: Depreciation and amortization expense decreased by approximately $0.7 million, or 6%, primarily due to the sale of two properties and certain assets becoming fully depreciated, partially offset by depreciation associated with properties acquired since the third quarter of 2025

General and administrative expenses: The increase in general and administrative expenses of $0.4 million or 28%, primarily as a result of higher executive compensation and professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations (continued)

Interest expense, net: Interest expense decreased by approximately $0.1 million, or 1%, primarily as a result of the payoff of Bond C in July 2026 and modestly lower interest rates on the Company’s bank loans during the quarter.

Foreign currency transaction loss: The Company recognized a $24.6 million foreign currency transaction loss in the third quarter of 2026, entirely attributable to foreign exchange transactions associated with the retirement of Bond Series A, Bond Series C, and Bond Series D.

Net income: The change from net income of $8.8 million during the third quarter of 2025 to a net loss of $14.7 million during the third quarter of 2026 was primarily attributable to the recognition of a $24.6 million foreign currency transaction loss.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025:

	Nine Months Ended September 30,		Increase /	Percentage
(dollars in thousands)	2026	2025	(Decrease)	Difference
Revenues:
Rental revenues	$120,022	$114,904	$5,118	4%

Expenses:
Depreciation	27,569	26,558	1,011	4%
Amortization	6,188	7,846	(1,658)	(21)%
General and administrative expenses	7,678	5,548	2,130	38%
Property and other taxes	11,149	11,204	(55)	(.5)%
Facility rent expenses	435	454	(19)	(4)%
Total Expenses	53,019	51,610	1,409	3%
Interest expense, net	(36,763)	(37,014)	(251)	(.5)%
Amortization of interest expense	(694)	(603)	91	15%
Mortgage insurance premium	(1,136)	(1,159)	(23)	(2)%
Total Interest Expenses	(38,593)	(38,776)	(183)	(.5)%
Other (loss) income
Foreign currency transaction loss	(24,609)	-	(24,609)	(100)%
Other loss (income)	(150)	8	(158)	(1,975)%
Net income	3,651	24,526	(20,875)	(85)%
Net income attributable to non-controlling interest	2,846	18,969	(16,123)	(85)%
Net income attributable to common stockholders	805	5,557	(4,752)	(86)%
Basic and diluted income per common share	$0.06	$0.44	$(.38)	(86)%

Rental revenues: The increase in rental revenue of $5.1 million or 4% is due to the acquisition of properties and lease renewals made since third quarter of 2025.

Depreciation and amortization: The decrease in depreciation and amortization of $0.6 million or 1.9% is primarily due to full amortized assets and property depositions, offset by property acquisitions.

General and administrative: The increase in general and administrative expenses of approximately $2.1 million, or 38%, was primarily attributable to higher costs associated with the Company’s new line of credit and term loan, increased professional fees, and higher executive compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations (continued)

Foreign currency transaction loss: The Company recognized a $24.6 million foreign currency transaction loss in 2026, entirely attributable to foreign exchange transactions associated with the retirement of Bonds Series A, Series C, and Series D during the third quarter of 2026.

Net income: Net income decreased to $3.7 million in 2026, primarily due to a $24.6 million foreign currency transaction loss recognized during the third quarter of 2026 in connection with foreign exchange transactions associated with the redemption of bonds.

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

As of September 30, 2026, we had cash and cash equivalents and restricted cash and equivalents of $38.8 million. We also had the ability to offer an additional $126.5 million in Series C Bonds, as well as the ability to borrow $30.0 million on our line of credit with a commercial bank. The Series B Bonds and Series D Bonds do not have a ceiling for additional issuances; however, the series are subject to compliance with covenants and market conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources (continued)

We may utilize various types of debt to finance a portion of our acquisition activities, including long-term, fixed-rate mortgage loans, variable-rate term loans and secured revolving lines of credit. As of September 30, 2026, on a condensed consolidated basis, we had total indebtedness of approximately $763.2 million, consisting of $247.9 million in HUD guaranteed debt, $177.2 million in Series B, Series C and Series D Bonds outstanding, $302.3 million in commercial mortgage loans, and a note payable for $35.9 million. Under our bonds and our commercial mortgages loans, we are subject to continuing covenants, and future indebtedness that the Company may incur may contain similar provisions. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Through 2031 there are five balloon payment obligations totaling $435.7 million. This consists of a payment of $94.7 million due under our commercial bank term mortgage loan facility due in 2029, a payment of $170.0 million due under our line of credit commercial bank mortgage loan facility due in 2029, a payment of $98.3 million due under the Series B Bonds in 2029, a payment of $46.8 million due under the Series C Bonds in 2030, a payment of $25.9 million due under our commercial bank term mortgage loan facility due in 2031. We may also obtain additional financing that contains balloon payment obligations. These types of obligations may adversely affect us, including our cash flows, financial condition and ability to make distributions.

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

Cash Flows

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

(dollars in thousands)
Net cash provided by operating activities	$55,239	$69,476
Net cash used in investing activities	(11,931)	(107,263)
Net cash (used in) provided by financing activities	(71,278)	78
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	$(27,970)	$(37,709)
Cash and cash equivalents, and restricted cash and cash equivalents beginning of period	66,758	93,656
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$38,788	$55,947

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows (continued)

Net cash provided by operating activities was $55.2 million for the nine months ended September 30, 2026 and primarily consisted of net income of $3.7 million, adjusted for depreciation and amortization of $33.8 million, a foreign currency transaction loss of $24.6 million, amortization of bond issuance costs of $2.4 million and amortization of deferred financing costs of $0.7 million. These adjustments were partially offset by a $6.3 million increase in straight-line rent receivables and $3.4 million of foreign currency translation adjustments. Net cash provided by operating activities was $69.5 million for the nine months ended September 30, 2025, primarily reflecting net earnings of $24.5 million, adjusted by depreciation and amortization of $34.4 million, an increase in accounts payable and accrued liabilities and other liabilities of $9.9 million, foreign currency translation adjustments of $3.8 million, and amortization of bond issuance costs of $2.0 million. These increases were partially offset by a $5.6 million increase in straight-line receivables.

Cash used in investing activities was $11.9 million for the nine months ended September 30, 2026. and comprised of a purchase of a property in Missouri for $10.5, million offset by the sale of a property in Oklahoma for $4.3 million and an increase in notes receivable of $5.7 million. Cash used in investing activities for the nine months ended September 30, 2025, totaled $107.3 million, primarily related to the acquisition of properties for the acquisition of 9 properties in Missouri, the Kansas Master Lease, and 4 other individual properties in Oklahoma, Texas and Missouri.

Cash used in financing activities was $71.3 million for the nine months ending September 30, 2026. Cash inflows consisted primarily of $172.2 million of senior debt proceeds, $71.5 million of net proceeds from bond issuances and $5.1 million of proceeds from ATM sales. These inflows were more than offset by $189.2 million used for bond retirements, $53.9 million of bond repayments, $39.3 million of senior debt repayments, $21.1 million of distributions to non-controlling interests, $6.9 million of dividend payments, $6.8 million of note payable repayments and $2.9 million of deferred financing costs. Cash provided by financing activities for the nine months ending September 30, 2025, was $0.08 million. This comprised of proceeds from the issuance of Series B Bonds $86.0 million and $2.2 million of proceeds from ATM sales. These inflows were largely offset by $61.1 million in repayments of bonds, senior debt and the note payable, $18.8 million in distributions to non-controlling interests, $5.5 million in dividend payments, and $2.0 million related to the retirement of OP units

Indebtedness

Mortgage Loans Guaranteed by HUD

As of September 30, 2026, we had non-recourse mortgage loans of $247.9 million from third party lenders that were guaranteed by HUD.

Each loan is secured by first mortgages on certain specified properties, interests in the leases for these properties and second liens on the operator’s assets. In the event of default on any single loan, the loan agreement provides that the applicable lender may require the tenants for the property securing the loan to make all rental payments directly to the lender. In exchange for the HUD guarantee, we pay HUD, on an annual basis, 0.65% of the principal balance of each loan as mortgage insurance premium, in addition to the interest rate denominated in each loan agreement. As a result, the overall average interest rate paid with respect to the HUD guaranteed loans as of September 30, 2026, was 3.91% per annum (including the mortgage insurance payments). The loans have an average maturity of 21 years.

Commercial Bank Term Loans

On June 18, 2026, the Company closed two mortgage loan facilities with a commercial bank consisting of a $100.0 million term loan facility and a Revolving Line of Credit (“RLOC”) facility with commitments of up to $200.0 million. At closing, the Company refinanced approximately $160.0 million of existing bank indebtedness, consisting of $100.0 million under the term loan facility and $60.0 million under the RLOC facility. In September 2026, the company borrowed additional $140 million on the RLOC and subsequently paid down $30 million of the balance.

The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2029. The RLOC facility provides for monthly interest-only payments with all outstanding principals due in June 2029. The rate on both facilities is based on the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75% and is subject to a floor of 5.50% (as of September 30, 2026, the rate was 6.66%). As of September 30, 2026, the outstanding balances under the term loan facility and revolving line of credit facility were $100.0 million and $170.0 million, respectively. The term loan facility is collateralized by 14 properties owned by the Company, while the RLOC facility is collateralized by 36 properties owned by the Company.

The two credit facilities that closed in June 18, 2026 are subject to financial covenants which consist of (i) a covenant that the ratio of the Company’s indebtedness to its EBITDA cannot exceed 8.0 to 1, (ii) a covenant that the ratio of the Company’s net operating income to its debt service before dividend distribution is at least 1.25 to 1.00 for each fiscal quarter as measured pursuant to the terms of the loan agreement (iii) a covenant that the Company’s GAAP equity is at least $30 million. As of September 30, 2026, the Company was in compliance with the loan covenants.

On September 22, 2026, the Company entered into a $30.0 million mortgage loan facility with a different commercial bank. The loan had an interest rate of SOFR plus a margin of 2.75% and is subject to a floor of 5.50% (as of September 30, 2026, the rate was 6.66%). The term loan facility provides for monthly payments of principal and interest based on a 20-year amortization schedule with a balloon payment due in June 2031. The mortgage facility is collateralized by 8 properties owned by the Company. The loan balance as of September 30, 2026 is $30.0 million.

The credit facility that closed in September 22, 2026, is subject to financial covenants requiring (i) a Debt Service Coverage Ratio of not less than 1.30x and (ii) a Net Debt to Adjusted EBITDA ratio of not greater than 8.00x, each tested semi-annually on a trailing twelve-month basis. As of September 30, 2026, the Company was in compliance with the loan covenants.

On September 25, 2024, the Company acquired a property, located in Tennessee. As part of the acquisition of the property the Company assumed a $2.8 million loan that previously existed on the property. The loan had an interest rate of 6.25% and matured in April 2026. On April 6, 2026, the company refinanced the loan with the same bank. The loan balance at refinancing was $2.7 million and the company received an interest rate of 6.0%. The loan term ends in March 2031. The loan balance as of September 30, 2026, is $2.6 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Indebtedness (continued)

Outstanding Bond Debt

As of September 30, 2026, the Company had outstanding Series B, Series C and Series D Bonds.

Series B Bonds

In June 2025, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series B Bonds with a par value of NIS 312 million ($89.5 million). The Series B Bonds were issued at par. Offering and issuance costs of approximately $2.5 million were incurred at closing. In December 2025, the Company issued an additional NIS 30.0 million ($9.4 million) in Series B Bonds. On September 30, 2026, the outstanding balance of Series B Bonds was NIS 328.2 million ($107.2 million).

Series C Bonds

In June 2026, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series C Bonds with a par value of NIS 162.7 million ($55.8 million). The Series C Bonds were issued at 101% of par. Offering and issuance costs of approximately $1.2 million were incurred at closing. On September 30, 2026, the outstanding balance of the Series C Bonds was NIS 162.7 million ($53.1 million).

Series D Bonds

In September 2026, Strawberry Fields, Inc completed, directly, an initial offering on the Tel Aviv Stock Exchange (“TASE”) of Series D Bonds with a par value of NIS 51.7 million ($17.1 million). The Series D Bonds were issued at 99.7% of par. Offering and issuance costs of approximately $0.5 million were incurred at closing. On September 30, 2026, the outstanding balance of the Series D Bonds was NIS 51.7 million ($16.9 million).

Summary of fixed and variable loans

	September 30,	December 31,
	2026	2025
	(Amounts in $000s)
Fixed rate loans	$463,555	$634,168
Variable rate loans	299,684	160,484
Gross Note payable and senior debt	$763,239	$794,652

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

The following table reconciles our calculations of FFO and AFFO for the nine and three months ending September 30, 2026 and 2025, to net income the most directly comparable GAAP financial measure, for the same periods:

FFO and AFFO

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
(dollars in $1,000s)
Net income (loss)	$3,651	$24,526	$(14,761)	$8,873
Loss from real estate disposition	151	12	-	12
Depreciation and amortization	33,757	34,404	11,133	11,810
Funds from Operations	37,559	58,942	(3,628)	20,695
FFO per weighted average common share and OP Units	0.67	1.06	(0.65)	0.37
Adjustments to FFO:
Straight-line rent	(6,289)	(5,589)	(2,198)	(2,567)
Loss on foreign currency transaction	24,609	-	24,609	-
Funds from Operations, as Adjusted	$55,879	$53,353	$18,783	$18,128
AFFO per weighted average common share and OP Units	1.00	0.96	0.34	0.33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent Events

On October 1, 2026, the Company received notice from a tenant that it intends to exercise an option to purchase 13 properties located in Arkansas for an aggregate purchase price of approximately $90.0 million. The portfolio consists of 14 facilities comprising 1,163 licensed beds and currently generates approximately $12.0 million of annual rent. The transaction is expected to close prior to December 31, 2026, subject to customary closing conditions.

On November 2, 2026, the Company entered into a purchase agreement to acquire a 99-bed skilled nursing facility located in Angola, Indiana, for a purchase price of $15.0 million. The Company expects to fund the acquisition with $14.0 million in cash and $1.0 million in OP Units. Upon closing, the facility is expected to be added to the Company’s existing Indiana Master Lease 1, resulting in an initial increase in annual base rent of approximately $1.5 million, subject to annual increases of 3%. The acquisition is expected to close before December 31, 2026, subject to customary closing conditions.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Annual Report on 10-K filed on March 19, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ending September 30, 2026.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties. As of September 30, 2026, we had $107.2 million outstanding under our Series B Bonds, which bear interest at a fixed rate of 6.70% per annum, we had $53.1 million outstanding under our Series C Bonds, which bear interest at a fixed rate of 6.85% per annum, we had $16.9 million outstanding under our Series D Bonds, which bear interest at a fixed rate of 7.5% per annum, and $550.2 million in senior debt notes, of which $299.7 million (39.3% of total debt) are floating rate debt, which bears interest at a variable rate equal to one-month SOFR plus a margin. At September 30, 2026, one-month SOFR was 3.91%. Assuming there was no increase in the amount of our variable interest rate debt, if one-month SOFR increased 100 basis points, our annual cash flow would decrease by approximately $3.0 million. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions occurred in the nine month period ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

As of September 30, 2026, the Company had made timely payments under its debt agreements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
3.2	Amended and Restated Bylaws of Strawberry Fields REIT, Inc., incorporated herein by reference to Exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission as of July 12, 2022.
4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 to the Form 10-K filed with the Securities and Exchange Commission as of March 19, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Strawberry Fields REIT, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Strawberry Fields REIT, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Strawberry Fields REIT, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Strawberry Fields REIT, Inc.**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) condensed consolidated Balance Sheets, (ii) condensed consolidated Statements of Income and Comprehensive Income, (iii) condensed consolidated Statements of Changes in Equity, (iv) condensed consolidated Statements of Cash Flows, and (v) Notes to condensed consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Exhibits that are filed herewith.

** Exhibits that are furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strawberry Fields REIT, Inc.

Date: November 5, 2026	By:	/s/ Moishe Gubin
	Name:	Moishe Gubin
	Title:	Chief Executive Officer and Chairman

Date: November 5, 2026	By:	/s/ Greg Flamion
	Name:	Greg Flamion
	Title:	Chief Financial Officer

